Form 10-Q
period 2025-09-30
Alliance Laundry Holdings Inc.
filed 2025-11-13
CIK 1317685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-42897
_________________________
ALLIANCE LAUNDRY HOLDINGS INC.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	98-0444708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

221 Shepard Street Ripon, WI	54971
(Address of Principal Executive Offices)	(Zip Code)
(902) 748-3121
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01	ALH	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
As of November 11, 2025 there were 197,400,201 of the registrant's shares of common stock, par value $0.01 per share, outstanding.

Alliance Laundry Holdings Inc.
Quarterly Report on Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” or similar expressions and the negatives of those terms. The forward-looking statements are generally contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include information concerning our possible or assumed future results of operations, client demand, business strategies, technology developments, financing and investment plans, our industry and regulatory environment, potential growth opportunities and the effects of competition.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report. You should read this Quarterly Report and the documents that we have filed as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect.
Important factors that could cause actual results to differ materially from our expectations include:
•the high degree of competition in the markets in which we operate;
•our reliance on the performance of distributors, route operators, suppliers, retailers and servicers;
•our ability to achieve and maintain a high level of product and service quality;
•fluctuations in the cost and availability of raw materials;
•our exposure to international markets, particularly emerging markets;
•our exposure to costs and difficulties of acquiring and integrating complementary businesses and technologies;
•our exposure to worldwide economic conditions and potential global economic downturns;
•the impact of potential adverse relations with employees;
•the impact of tariffs and exchange rate fluctuations;
•the potentially significant costs of complying with environmental, health and safety (“EHS”) laws, including those relating to energy and water usage and efficiency;
•our reliance on information technology systems and proprietary software;

•compliance with data privacy and security laws;
•our potential exposure to data security incidents;
•our substantial indebtedness;
•compliance with trade and export control laws;
•our principal stockholder has significant influence over us; and
•our status as a “controlled company” within the meaning of the NYSE corporate governance standards; and
•other factors disclosed in the section entitled “Risk Factors” in the final prospectus filed October 9, 2025, which forms part of the Registration Statement on Form S-1 declared effective as of September 30, 2025 (the “IPO Prospectus”) and in this Quarterly Report.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this this Quarterly Report and in our IPO Prospectus. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other Securities and Exchange Commission (“SEC”) filings and public communications. You should evaluate all forward-looking statements made in this this Quarterly Report in the context of these risks and uncertainties.
We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Part I - Financial Information
Item 1. Financial Statements
ALLIANCE LAUNDRY HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	(unaudited)
	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$136,168	$154,682
Restricted cash	3,601	6,401
Restricted cash - for securitization investors	20,052	26,959
Accounts receivable, net	106,725	92,150
Inventories, net	154,861	133,494
Inventories, net - related parties	823	989
Accounts receivable, net - restricted for securitization investors	164,197	130,060
Equipment financing receivables, net	3,613	4,600
Equipment financing receivables, net - restricted for securitization investors	88,000	88,288
Prepaid expenses and other current assets	36,975	30,534
Total current assets	715,015	668,157

Equipment financing receivables, net	6,468	7,633
Property, plant, and equipment, net	250,559	248,341
Operating lease right-of-use assets	20,273	17,080
Equipment financing receivables, net - restricted for securitization investors	449,130	417,672
Deferred income tax asset, net	3,486	3,220
Debt issuance costs, net	3,663	2,793
Goodwill	687,714	666,580
Intangible assets, net	765,014	793,666
Other long-term assets	2,830	6,963
Total assets	$2,904,152	$2,832,105

Liabilities and Stockholders' Deficit
Current liabilities:
Current portion of long-term debt	$20,862	$20,896
Accounts payable	151,171	141,808
Accounts payable - related parties	1,708	1,338
Asset backed borrowings - owed to securitization investors	196,990	170,862
Current operating lease liabilities	5,859	5,502
Other current liabilities	131,782	138,259
Total current liabilities	508,372	478,665

Long-term debt, net	1,903,836	2,034,545
Asset backed borrowings - owed to securitization investors	404,007	382,910
Deferred income tax liability	169,602	171,103
Long-term operating lease liabilities	15,289	12,549
Other long-term liabilities	39,468	29,661
Total liabilities	3,040,574	3,109,433

Commitments and contingencies (See Note 18)
Stockholders' deficit:
Redeemable preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 172,802,531 and 189,609,192 issued, respectively, and 172,802,531 and 125,290,718, outstanding, respectively	1,728	1,896
Additional paid-in capital	—	189,911
(Accumulated deficit)/retained earnings	(195,553)	31,527
Treasury stock, at cost, 0 and 64,318,474 shares, respectively	—	(498,910)
Accumulated other comprehensive income/(loss)	57,403	(1,752)
Total stockholders' deficit	(136,422)	(277,328)
Total liabilities and stockholders’ deficit	$2,904,152	$2,832,105
The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues:
Equipment, service parts and other	$424,993	$371,980	$1,237,465	$1,076,640
Equipment financing	12,613	12,315	36,898	36,664
Net revenues	437,606	384,295	1,274,363	1,113,304
Costs and expenses:
Cost of sales	265,844	230,098	764,100	669,973
Cost of sales - related parties	1,950	1,649	5,032	4,644
Equipment financing expenses	7,859	9,587	24,068	25,997
Gross profit	161,953	142,961	481,163	412,690

Selling, general, and administrative expenses	76,386	70,942	227,113	195,766
Selling, general, and administrative expenses - related parties	75	75	225	225
Total operating expenses	76,461	71,017	227,338	195,991
Operating income	85,492	71,944	253,825	216,699

Interest expense, net	36,952	42,339	121,240	100,770
Other expenses, net	5,606	37,340	26,514	37,110
Income/(loss) before taxes	42,934	(7,735)	106,071	78,819
Provision/(benefit) for income taxes	10,038	(1,413)	24,912	17,564
Net income/(loss)	$32,896	$(6,322)	$81,159	$61,255

Comprehensive income:
Net income/(loss)	$32,896	$(6,322)	$81,159	$61,255
Foreign currency translation adjustment	5,969	21,017	59,155	1,768
Comprehensive income	$38,865	$14,695	$140,314	$63,023

Net income/(loss) per share attributable to common stockholders
Basic	$0.19	$(0.04)	$0.47	$0.36
Diluted	$0.19	$(0.04)	$0.46	$0.35

Weighted average number of common shares outstanding
Basic	$171,423	$171,054	$171,554	$170,722
Diluted	$174,950	$171,054	$175,458	$173,116
The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$81,159	$61,255
Adjustments to reconcile Net income to net cash provided by operating activities:
Depreciation and amortization	69,344	67,496
Amortization and extinguishment of debt issuance costs	2,498	5,045
Amortization of original issue discount	2,858	2,227
Non-cash interest expense	9,761	11,214
Non-cash (gain)/loss on commodity & foreign exchange contracts, net	(9)	394
Non-cash foreign exchange loss, net	23,035	4,143
Non-cash stock-based compensation	2,562	2,585
Loss on sale of property, plant, and equipment	656	360
Provision for credit losses	2,917	3,393
Deferred income taxes	(4,144)	(15,902)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts and equipment financing receivables, net	(3,807)	4,761
Accounts receivable - restricted for securitization investors	(34,391)	(8,474)
Inventories, net	(15,069)	(16,279)
Inventories, net - related party	166	75
Equipment financing receivables, net - restricted for securitization investors	(21,783)	(26,968)
Other assets	(3,153)	(2,470)
Accounts payable	9,677	6,076
Accounts payable - related parties	370	(116)
Other liabilities	(5,857)	(31,484)
Net cash provided by operating activities	116,790	67,331

Cash flows from investing activities:
Capital expenditures	(29,789)	(23,624)
Acquisition of businesses, net of cash acquired	(13,614)	(22,181)
Proceeds on disposition of assets	343	106
Originations of equipment financing receivables, net - restricted for securitization investors	(66,924)	(63,942)
Collections of equipment financing receivables, net - restricted for securitization investors	55,674	54,036
Net cash used in investing activities	(54,310)	(55,605)

Cash flows from financing activities:
Payments on revolving line of credit borrowings	—	(5,605)
Proceeds from long-term borrowings	—	2,064,625
Payments on long-term borrowings	(135,000)	(1,268,000)
Cash paid for debt establishment and amendment fees	(1,877)	(2,307)
Increase in asset backed borrowings owed to securitization investors	164,311	154,006
Decrease in asset backed borrowings owed to securitization investors	(117,086)	(111,112)
Dividends paid	—	(265,940)
Return of capital paid	—	(634,060)
Repurchase of common stock	(6,205)	(99)
Taxes paid related to net share settlement of stock options	(1,937)	(1,105)
Net proceeds from stock options exercised	5,672	82
Proceeds from common stock issuance under employee purchase plan	500	—
Net cash used in financing activities	(91,622)	(69,515)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	921	(2,232)

(Decrease)/increase in cash, cash equivalents, and restricted cash	(28,221)	(60,021)
Cash, cash equivalents, and restricted cash at beginning of period	188,042	209,969
Cash, cash equivalents, and restricted cash at end of period	$159,821	$149,948

Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$136,168	$128,356
Restricted cash	3,601	5,227
Restricted cash - for securitization investors	20,052	16,365
Total cash, cash equivalents, and restricted cash shown in the Statement of Cash Flows	$159,821	$149,948

Supplemental disclosure of cash flow information:
Cash paid for interest	$107,974	$108,020
Cash paid for interest - to securitized investors	$23,706	$25,871
Cash paid for income taxes	$38,872	$46,765

Supplemental disclosure of investing and financing non-cash activities:
Capital expenditures included in accounts payable	$2,662	$2,065
The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
(unaudited)
(in thousands)

	For the three months ended September 30, 2025
	Common Stock	Additional Paid-in Capital	Treasury Stock	(Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity/(Deficit)
Balances at June 30, 2025	$2,352	$191,181	$(501,252)	$79,790	$51,434	$(176,495)
Net income	—	—	—	32,896	—	32,896
Foreign currency translation adjustment	—	—	—	—	5,969	5,969
Exercise of stock options and taxes paid for net share settlement	14	(1,881)	—	—	—	(1,867)
Exercise of stock options	10	5,637	—	—	—	5,647
Repurchase of common stock	—	—	(3,863)	—	—	(3,863)
Issuance of common stock	—	500	—	—	—	500
Share-based compensation	—	791	—	—	—	791
Retirement of treasury stock	(648)	(196,228)	505,115	(308,239)	—	—
Balances at September 30, 2025	$1,728	$—	$—	$(195,553)	$57,403	$(136,422)

	For the nine months ended September 30, 2025
	Common Stock	Additional Paid-in Capital	Treasury Stock	(Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity/(Deficit)
Balances at December 31, 2024	$1,896	$189,911	$(498,910)	$31,527	$(1,752)	$(277,328)
Net income	—	—	—	81,159	—	81,159
Foreign currency translation adjustment	—	—	—	—	59,155	59,155
Exercise of warrants	453	(453)	—	—	—	—
Exercise of stock options and taxes paid for net share settlement	17	(1,954)	—	—	—	(1,937)
Exercise of stock options	10	5,662	—	—	—	5,672
Repurchase of common stock	—	—	(6,205)	—	—	(6,205)
Issuance of common stock	—	500	—	—	—	500
Share-based compensation	—	2,562	—	—	—	2,562
Retirement of treasury stock	(648)	(196,228)	505,115	(308,239)	—	—
Balances at September 30, 2025	$1,728	$—	$—	$(195,553)	$57,403	$(136,422)

	For the three months ended September 30, 2024
	Common Stock	Additional Paid-in Capital	Treasury Stock	(Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity/(Deficit)
Balances at June 30, 2024	$1,895	$822,489	$(497,564)	$266,725	$6,367	$599,912
Net loss	—	—	—	(6,322)	—	(6,322)
Foreign currency translation adjustment	—	—	—	—	21,017	21,017
Exercise of stock options and taxes paid for net share settlement	—	(32)	—	—	—	(32)
Dividends	—	—	—	(265,940)	—	(265,940)
Return of capital	—	(634,060)	—	—	—	(634,060)
Share-based compensation	—	809	—	—	—	809
Balances at September 30, 2024	$1,895	$189,206	$(497,564)	$(5,537)	$27,384	$(284,616)

	For the nine months ended September 30, 2024
	Common Stock	Additional Paid-in Capital	Treasury Stock	(Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity/(Deficit)
Balances at December 31, 2023	$1,894	$821,737	$(497,465)	$199,148	$25,616	$550,930
Net income	—	—	—	61,255	—	61,255
Foreign currency translation adjustment	—	—	—	—	1,768	1,768
Exercise of stock options and taxes paid for net share settlement	1	(1,138)	—	—	—	(1,137)
Exercise of stock options	—	82	—	—	—	82
Repurchase of common stock	—	—	(99)	—	—	(99)
Dividends	—	—	—	(265,940)	—	(265,940)
Return of capital	—	(634,060)	—	—	—	(634,060)
Share-based compensation	—	2,585	—	—	—	2,585
Balances at September 30, 2024	$1,895	$189,206	$(497,564)	$(5,537)	$27,384	$(284,616)
The accompanying notes are an integral part of the financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands unless otherwise indicated)
Note 1 - Basis of Presentation and Significant Accounting Policies
Description of Business
Alliance Laundry Holdings Inc. (“ALH” or the “Company”), through its wholly owned subsidiaries Alliance Laundry Holdings LLC ("Alliance Holdings") and Alliance Laundry Systems LLC ("Alliance Laundry") is the world’s largest designer and manufacturer of commercial laundry systems, serving a diverse and resilient range of global end markets. The Company engineers and produces one of the most high quality, reliable commercial laundry systems in the industry. Our products range from small-chassis washers and dryers to large-chassis laundry equipment with load capacities of up to 400 pounds. Our small-chassis systems utilize smaller frame designs, while our large-chassis systems are constructed on frames built to withstand significant load sizes.
Stockholders' Equity and Capital Structure Changes
On September 25, 2025, the Company’s board of directors and stockholders approved a 142-for-1 stock split of the company’s issued and outstanding shares of common stock, including the shares of common stock underlying outstanding stock options. This stock split was effected on September 26, 2025. All issued and outstanding share and per share amounts of common stock and stock options included in the accompanying consolidated financial statements have been retroactively adjusted to reflect this stock split for all periods presented. The par value of the common stock was not adjusted as a result of the split and retained a par value of $0.01 per share. Accordingly, an amount equal to the par value of the additional shares issued resulting from the stock split was reclassified from additional paid-in capital to common stock. Additionally, on September 25, 2025 the board of directors retired and cancelled all treasury shares.
On September 25, 2025, ALH Holding Inc. filed a Certificate of Amendment to its Certificate of Incorporation to amend the authorized shares to 2,000,000,000 shares of common stock and 100,000,000 shares of preferred stock.
Initial Public Offering
The Company’s registration statement on Form S-1 related to its initial public offering (“IPO”) was declared effective on September 30, 2025 and the Company’s common stock began trading on the New York Stock Exchange on October 9, 2025. The Company's final prospectus (the “IPO Prospectus”) was filed with the SEC on October 9, 2025. On October 10, 2025 (the “IPO Closing Date”), the Company closed its IPO pursuant to which 43,195,120 shares of its common stock were sold, which includes the issuance and sale of 24,390,243 shares by the Company and the sale by a selling stockholder of 18,804,877 shares, which includes the full exercise of the underwriters’ option to purchase 5,634,146 additional shares, at a price to the public of $22.00 per share. The Company received net proceeds of approximately $505.7 million, after deducting the underwriting discounts and commissions and other offering expenses of approximately $30.8 million.
Deferred Offering Costs
Deferred offering costs, which consist of direct incremental legal, accounting, consulting and other fees relating to the IPO are capitalized. As of September 30, 2025, there were $7.6 million of deferred offering costs recorded within Prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheets.
Basis of Presentation
The interim condensed consolidated financial statements of ALH and consolidated subsidiaries have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted as permitted for reporting of interim financial statements. The interim condensed consolidated financial statements are unaudited; however, in the opinion of management, such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal and recurring adjustments, necessary for a fair statement of its financial position, results of operations, and cash flows for the interim periods presented. The condensed consolidated financial statements as presented should be read in conjunction with our audited consolidated financial statements presented in our IPO Prospectus for the Year Ended December 31, 2024. Results for interim periods are not necessarily indicative of future results.
Significant Accounting Policies
A comprehensive discussion of our critical accounting policies and management estimates is included in our audited consolidated financial statements for the year ended December 31, 2024.
Allowance for Credit Losses - Equipment Financing Receivables
The allowance for credit losses is an estimate of losses inherent to the Company’s equipment financing receivables portfolio. The Company’s estimate includes accounts that have been individually identified as impaired and estimated credit losses over a pool of receivables where it is probable that certain receivables in the pool are impaired but that the individual accounts cannot yet be identified. When determining estimates of probable credit loss or whether an account is impaired, management takes into consideration numerous quantitative and qualitative factors such as historical loss experience, credit risk, portfolio duration and economic conditions. The Company determined that there is a limited correlation between expected credit losses and forecasted economic conditions based on a correlation analysis performed to compare historical losses to various economic conditions, such as real gross domestic product, inflation rate and unemployment rate. On an ongoing basis, the Company monitors credit quality based on past-due status as there is a meaningful correlation between the past-due status of customers and the risk of credit loss.
The Company determines that an equipment financing receivable is impaired when it is expected that it will be unable to collect all amounts due according to the contractual terms of the loan or lease. These equipment financing receivables are collateral–dependent and measurement of impairment is based upon the estimated fair value of collateral. The determination of the allowance for credit losses is based on an analysis of historical loss experience and reflects an amount which, in the Company’s judgment, is adequate to provide for probable credit losses. When a financing receivable is non-performing, aged greater than 89 days and the Company has exhausted all efforts of collection, the receivable is deemed to be uncollectible and is charged off and deducted from the allowance. The allowance is increased for recoveries and by charges to earnings.

Fair Value of Other Financial Instruments
Current accounting guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. It also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources while unobservable inputs (lowest level) reflect internally developed market assumptions. In accordance with the guidance, fair value measurements are classified under the following hierarchy:
•Level 1 - Quoted prices for identical instruments in active markets.
•Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.
•Level 3 - Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.
When available, the Company uses quoted market prices to determine fair value and classifies such measurements within Level 1. In some cases where market prices are not available, the Company makes use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2. If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves and currency rates. These measurements are classified within Level 3.
Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.
New Accounting Pronouncements to be Adopted
In December 2023, the FASB issued ASU No 2023-09 Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures Topic 740. The new guidance is intended to enhance the transparency of income tax disclosures, primarily related to rate reconciliation and income taxes paid information. This guidance is effective for fiscal years beginning after December 15, 2024. This guidance is effective on a prospective basis, though retrospective application is permitted. The Company will adopt this standard beginning with the Form 10-K for the fiscal year ending December 31, 2025 and expects no impact to our consolidated financial condition or results of operations.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income—Expense Disaggregation Disclosures, which enhances certain disclosure requirements related to expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general and administrative expenses, and research and development). This guidance is effective for the Company for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. This ASU will only affect our disclosures and will not change the expense captions the Company presents on its Consolidated Statements of Comprehensive Income.

Note 2 – Net Revenues
Net revenues by reportable segment and major type of good or service were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
North America
Equipment	$275,738	$237,217	$791,371	$668,520
Service parts	33,089	30,439	95,755	87,284
Equipment financing	12,545	12,192	36,638	36,229
Other	9,370	9,394	28,392	27,045
Total North America Net revenues	$330,742	$289,242	$952,156	$819,078

International
Equipment	$93,533	$82,718	$282,542	$256,600
Service parts	11,624	10,739	34,883	32,707
Equipment financing	68	123	260	435
Other	1,639	1,473	4,522	4,484
Total International Net revenues	$106,864	$95,053	$322,207	$294,226

Total Net revenues	$437,606	$384,295	$1,274,363	$1,113,304
Equipment and service parts
The Company offers a full line of stand-alone laundry washers and dryers and related service parts. These products range from small residential washers and dryers to large commercial laundry equipment. Revenue from equipment and service part sales is recognized when the Company satisfies a performance obligation by transferring control of a product to a customer. Transfer of control generally takes place upon shipment to the customer. Revenue is measured based on the consideration that the Company expects to be entitled to in exchange for the products transferred. Sales are generally made with 30 – 120 day terms. The resulting receivables are recorded on the Condensed Consolidated Balance Sheets under Accounts receivable, net and Accounts receivable, net restricted for securitization investors for those receivables that are sold to a securitization entity.
Sales incentive programs such as cash discounts, customer promotional allowances, and volume rebates are used to promote the sale of equipment and other products. The Company estimates its variable consideration related to sales incentive programs using the most likely amount. Revenues are recorded net of sales incentive allowances, and are based on factors specific to each customer’s program such as expected sales volume and rebate percentages. The Company maintains an accrual at the end of each period for the unpaid amount the customer is expected to earn related to such programs. As of September 30, 2025 and December 31, 2024, the related accrual balances were $24.7 million and $23.1 million, respectively. The accruals are recorded in Other current liabilities in the Condensed Consolidated Balance Sheets.
Shipping and handling costs associated with freight after control of a product has transferred to a customer are accounted for as fulfillment costs. The Company accrues for the shipping and handling costs in the same period that the related revenue is recognized.

The Company offers standard, limited warranties on its products. These warranties provide assurance that the product will function as expected and are not separate performance obligations. The Company accounts for estimated warranty costs as a liability when control of the product transfers to the customer.
The Company sells an extended warranty to its customers that is a separate performance obligation as the Company stands by ready to perform additional warranty work not covered by the standard warranty. The Company defers the extended warranty revenue until the period covered by the extended warranty begins, and then recognizes extended warranty revenue ratably over the coverage period. The extended warranty contract liability was $1.0 million at September 30, 2025 and $1.0 million at December 31, 2024.
The Company collects and remits taxes assessed by different governmental authorities that are both imposed on and concurrent with revenue producing transactions between the Company and its customers. The Company excludes these taxes from Net revenues.
Equipment financing
The Company offers an equipment financing program to end-customers who are primarily laundromat owners in order to finance their purchase of new equipment. Typical terms for equipment financing receivables range from two to ten years. Interest income on finance receivables is recorded as earned over the life of the loan. See Note 5 - Securitization Activities for further discussion regarding asset-backed financing.
Other
Other revenue consists primarily of company-owned laundromat proceeds, scrap sales, field service revenue and technology fee revenue. Revenue from these sources is typically recognized at point of sale or when the service is performed.
Note 3 - Acquisitions
On August 1, 2025, the Company acquired certain assets net of liabilities of Metropolitan Laundry Machinery Sales Inc. ("Metropolitan Laundry"), a leading distributor of laundry equipment headquartered in South Richmond Hill, New York servicing the metro New York area. Prior to the acquisition, the Company had a preexisting relationship with Metropolitan Laundry in the normal course of business. At the acquisition date, the Company had a receivable of $1.1 million that was settled in connection with the acquisition.
On September 1, 2024, the Company paid cash to acquire certain assets net of liabilities of L&R Laundry, LLC DBA Alliance Laundry Equipment (“L&R Laundry”), a premier provider of solutions for on-premises laundries and laundromats, headquartered in Salt Lake City, Utah. Prior to the acquisition, the Company had a preexisting relationship with L&R Laundry in the normal course of business. At the acquisition date, the Company had a receivable of $2.1 million that was settled in connection with the acquisition.
On July 1, 2024, the Company paid cash to acquire certain assets net of liabilities of Star Distributing Commercial Laundry Equipment, Inc. (“Star Distributing”), a leader in providing solutions for on-premises laundries, laundromats, and multi-housing applications and its parts business in Nashville, Tennessee. Prior to the acquisition, the Company had a preexisting relationship with Star

Distributing in the normal course of business. At the acquisition date, the Company had a receivable of $1.1 million that was settled in connection with the acquisition.
The following table summarizes the aggregate purchase price allocation of the estimated fair value of assets acquired and liabilities assumed as of the acquisition date for these acquisitions.

	Nine Months Ended September 30,
(in thousands)	2025	2024
Total purchase price	$12,437	$22,940

Allocation of purchase price:
Assets acquired:
Accounts receivables	$333	$1,988
Inventories, net	503	3,242
Property, plant, and equipment, net	140	420
Intangible assets - customer relationships	—	9,900
Total assets acquired	$976	$15,550

Total liabilities assumed	$404	$793
Total net assets acquired	$572	$14,757
Goodwill	11,865	$8,183
Total purchase price allocation	$12,437	$22,940
Goodwill and Intangible assets related to acquisitions are included in the North America reportable segment and are deductible for tax purposes over a 15 year period. The acquired customer relationship intangible assets were assigned a useful life of seven years. Goodwill recognized in connection with these acquisitions reflects the strategic and synergistic benefits expected be realized. The fair values of assets acquired and liabilities assumed for the acquisition completed during the nine months ended September 30, 2025 are preliminary. These amounts are subject to adjustment pending fair value valuations for intangible assets, including customer relationship intangibles, and the determination of final working capital adjustments, which the Company expects to complete within one year from the respective acquisition dates. The fair values of assets acquired and liabilities assumed for acquisitions completed during the nine months ended September 30, 2024 are final.
From the date of acquisition through September 30, 2025, the Consolidated Statements of Comprehensive Income reflected contributions from companies acquired during the year of approximately $0.7 million in Net revenues and $0.1 million in Net income. From the date of acquisition through September 30, 2024, the Consolidated Statements of Comprehensive Income reflected contributions from companies acquired during the year of approximately $2.6 million in Net revenues and $0.6 million in Net income.

Note 4 - Other Expenses/(Income), net
The following table presents a summary of Other expenses, net, as shown in the Condensed Consolidated Statements of Comprehensive Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Foreign exchange losses on intercompany loans, net	$3,181	$4,373	$23,035	$4,143
Debt issuance cost write-offs and amendment expenses	2,425	32,967	3,479	32,967
Other expenses, net	$5,606	$37,340	$26,514	$37,110
Foreign exchange losses on intercompany loans, net result from intercompany loans where the lender or borrower’s functional currency differs from the loan denomination currency.
See Note 12 - Debt for further information regarding debt issuance cost write-offs and amendment expenses.
Note 5 - Asset Backed Facilities
Securitized Equipment Financing
The Company maintains an internal financing organization primarily to assist end-user laundromat locations in financing Company-branded equipment through the Company’s distributors in the United States and Canada. Alliance Laundry originates and administers the sale of equipment financing receivables through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Equipment Receivables 2015 LLC (“ALER 2015”), and a trust (a qualified special purpose entity or “QSPE”), Alliance Laundry Equipment Receivables Trust 2015-A (“ALERT 2015A”). These transactions are financed by a revolving credit facility (the “Asset Backed Equipment Facility”) backed by equipment financing receivables originated by the Company. Alliance Laundry is permitted, from time to time, to sell certain equipment financing receivables to its special-purpose subsidiary, which in turn transfers them to the trust. On May 1, 2025, the Company entered into an amendment to the Asset Backed Equipment Facility to increase the facility limit from a lender committed amount of $460.0 million to $500.0 million, with an additional uncommitted increase of $30.0 million available. The amendment extended the term until May 1, 2028 and removed the adjustment spread of 10 basis points. As a result, the Company incurred $1.6 million of fees which were capitalized and included in Debt issuance costs, net line of the Condensed Consolidated Balance Sheets. These costs are being amortized over the three-year life of the facility, which approximates the effective interest method.
The trust finances the acquisition of equipment financing receivables through borrowings under the Asset Backed Equipment Facility in the form of funding notes which are limited to an advance rate of approximately 88%. Under the Asset Backed Equipment Facility, interest payments on the variable funding notes are paid monthly at an interest rate equal to the daily simple SOFR ("Secured Overnight Financing Rate") rate plus a margin of 120 basis points, which was equivalent to 5.4% at September 30, 2025. If an event of default occurs, the otherwise applicable interest rate for the Asset Backed Equipment Facility will be increased by an amount equal to 200 basis points per annum. The lenders also earn an unused facility fee of 0.35% of the unfunded portion of each lender's commitment amount prior to a rapid amortization event or event of default.

The equipment financing receivables typically have interest rates ranging primarily from Prime plus 0.25% to Prime plus 4.75% for variable rate equipment financing receivables and 4.50% to 11.50% for fixed-rate equipment financing receivables. The average interest rate for all equipment financing receivables at September 30, 2025 was 8.81% with terms ranging primarily from two to ten years. The weighted-average remaining expected life of equipment financing receivables held by the trust was approximately 3.4 years at September 30, 2025. All equipment financing receivables allow the holder to prepay outstanding principal amounts without penalty.
Securitized Receivables Financing
Alliance Laundry, through a special-purpose bankruptcy remote subsidiary, Alliance Laundry Trade Receivables LLC (“ALTR LLC”), utilizes a revolving credit facility (the “Asset Backed Trade Receivables Facility”) backed by trade receivables originated by the Company. Under the Asset Backed Trade Receivables Facility, Alliance Laundry originates and simultaneously sells its trade receivables to its special-purpose subsidiary. On June 30, 2022, the Company entered an amendment to the Asset Backed Trade Receivables Facility to extend the term of the agreement until June 30, 2025, and increase the facility limit of $100.0 million to $120.0 million. On May 1, 2025, the Company entered into an amendment to the Asset Backed Trade Receivables Facility, which extended the agreement until May 1, 2028. After May 1, 2028, ALTR LLC will not be permitted to request new borrowings, and the outstanding borrowings will amortize over 180 days with any remaining balance due at maturity. The Company incurred $0.3 million of fees in connection with the amendment which were capitalized and included in the Debt issuance costs, net line of the Condensed Consolidated Balance Sheets. These costs are being amortized over the three-year revolving life of the facility, which approximates the effective interest method.
Under the Asset Backed Trade Receivables Facility, interest payments on the variable funding notes are paid monthly at an interest rate equal to the daily 1-month SOFR rate plus a margin of 110 basis points, which was 5.2% as of September 30, 2025. The lender also earns an unused facility fee of 0.35% of the unfunded portion of each lender's commitment amount. The Company consolidates the trust, including the assets and liabilities associated with the sale of accounts and equipment financing receivables, into its Consolidated Financial Statements.
The Company follows accounting standards relating to the consolidation of variable interest entities and accounting for transfers of financial assets. In evaluating the variable interest entity accounting guidance, the Company evaluated if the trust should be consolidated. The Company has concluded that it is the primary beneficiary of the trust as (1) it has the power to direct the activities of the trust that most significantly impact the trust's economic performance and (2) the Company has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the trust. As a result, the Company consolidates the trust in these financial statements.
Note 6 - Securitization Activities
The following lines of the Company’s Condensed Consolidated Balance Sheets are specific to the Company’s securitization and are restricted for securitization investors only:
•Restricted cash - for securitization investors
•Accounts receivable - restricted for securitization investors
•Equipment financing receivables, net - restricted for securitization investors (current and long-term)
•Asset backed borrowings - owed to securitization investors (current and long-term)

Certain aspects of the Company’s retained interest in the assets of the trust constitute intercompany positions which are eliminated in the preparation of the Company’s Condensed Consolidated Balance Sheets. Trust receivables underlying the Company’s retained interest are recorded in Accounts receivable, net - restricted for securitization investors and Equipment financing receivables, net - restricted for securitization investors.
Restricted Cash - for Securitization Investors
To protect the noteholders of the trust, additional collateral in the form of a cash reserve equal to 1.0% of the equipment financing receivable balances is maintained as well as a yield account for lower fixed rate loans. Additionally, collection accounts to facilitate the collection and disbursement of funds are maintained separately for accounts receivable and equipment financing receivables. The following table presents the components of restricted cash for securitization investors.

(in thousands)	September 30, 2025	December 31, 2024
Cash reserve accounts	$5,437	$5,217
Collection accounts - accounts receivable	2,002	1,579
Collection accounts - equipment financing receivables	12,613	20,163
Restricted cash - for securitization investors	$20,052	$26,959
Securitization Activities
The Company transfers accounts receivable and equipment financing receivables to its special-purpose bankruptcy remote subsidiaries in the ordinary course of business as part of its ongoing securitization activities. The Company receives a combination of cash and residual interests in the transferred assets in its securitization transactions.
The following table presents the Company’s residual interests in Accounts Receivable - restricted for securitization investors.

(in thousands)	September 30, 2025	December 31, 2024
Accounts receivable - restricted for securitization investors	$166,070	$132,017
Less: Allowance for accounts receivable credit losses	(1,873)	(1,957)
Accounts receivable, net - restricted for securitization investors	164,197	130,060
Less: Asset backed borrowings - owed to securitization investors	(120,000)	(93,772)
Company's residual interest in securitized accounts receivable	$44,197	$36,288
The following table presents the Company’s residual interests in Equipment financing receivables, net - restricted for securitization investors.

	September 30, 2025		December 31, 2024
(in thousands)	Current	Long-term	Current	Long-term
Equipment financing receivables - restricted for securitization investors	$88,887	$454,006	$88,901	$422,054
Less: Allowance for equipment financing receivables credit losses	(887)	(4,876)	(613)	(4,382)
Equipment financing receivables, net - restricted for securitization investors	88,000	449,130	88,288	417,672
Less: Asset backed borrowings - owed to securitization investors	(76,990)	(404,007)	(77,090)	(382,910)
Company's residual interest in securitized equipment financing receivables	$11,010	$45,123	$11,198	$34,762

Asset Backed Borrowings - Owed to Securitization Investors
The asset backed borrowings owed to securitization investors in the Company’s Condensed Consolidated Balance Sheets represent the third-party noteholders’ interest in accounts receivable and equipment financing receivables.
Credit Quality of Equipment Financing Receivables
Interest income is accrued as earned on outstanding balances. Fees earned and incremental direct costs incurred upon origination of equipment financing are not significant for any period presented. Past due balances of equipment financing receivables represent the principal balance of loans and leases held with any payment amounts between 30 and 89 days past the contractual payment due date. Non-performing equipment financing receivables represent loans and leases that are generally more than 89 days delinquent. The allowance is measured on a collective basis for equipment financing receivables with similar risk characteristics. The Company does not accrue interest income on non-performing equipment financing receivables. Finance income for non-performing equipment financing receivables is recognized on a cash basis.
The following tables, shown in thousands, present an aging analysis of past due, non-performing, and current equipment financing receivables by class and origination year:

September 30, 2025	2025	2024	2023	2022	2021	Prior	Total
Securitized
30-59 Days	$—	$1,407	$101	$—	$283	$—	$1,791
60-89 Days	—	80	—	—	2	11	93
Total past due accruing	—	1,487	101	—	285	$11	1,884
Current	129,920	145,206	110,037	65,350	35,586	$43,816	529,915
Over 89 Days non-performing	323	4,565	2,897	1,289	1,111	$909	11,094
Total Securitized	$130,243	$151,258	$113,035	$66,639	$36,982	$44,736	$542,893
Current period gross charge-offs	$—	$—	$80	$77	$573	$400	$1,130
Unsecuritized
30-59 Days	$—	$—	$—	$8	$—	$—	$8
60-89 Days	—	—	—	—	—	—	—
Total past due accruing	—	—	—	8	—	—	8
Current	1,229	1,157	43	1,469	2,134	3,467	9,499
Over 89 Days non-performing	—	—	21	363	474	557	1,415
Total Unsecuritized	$1,229	$1,157	$64	$1,840	$2,608	$4,024	$10,922
Current period gross charge-offs	$—	$—	$—	$—	$58	$96	$154

December 31, 2024	2024	2023	2022	2021	2020	Prior	Total
Securitized
30-59 Days	$1,022	$234	$275	$49	$55	$126	$1,761
60-89 Days	371	842	—	759	—	132	2,104
Total past due accruing	1,393	1,076	275	808	55	$258	3,865
Current	173,629	134,152	81,055	48,562	24,282	$37,260	498,940
Over 89 Days non-performing	615	3,227	1,231	1,262	618	$1,197	8,150
Total Securitized	$175,637	$138,455	$82,561	$50,632	$24,955	$38,715	$510,955
Current period gross charge-offs	$—	$277	$66	$115	$42	$384	$884
Unsecuritized
30-59 Days	$—	$—	$—	$49	$—	$28	$77
60-89 Days	—	—	—	—	—	11	11
Total past due accruing	—	—	—	49	—	39	88
Current	1,308	60	1,792	3,275	76	5,527	12,038
Over 89 Days non-performing	—	27	310	414	—	248	999
Total Unsecuritized	$1,308	$87	$2,102	$3,738	$76	$5,814	$13,125
Current period gross charge-offs	$—	$—	$6	$302	$38	$387	$733
The Company elected to exclude accrued interest receivable from the amortized cost basis. Accrued interest was $2.2 million as of September 30, 2025 and December 31, 2024, which we report in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.
The following tables present activity in the allowance for losses related to equipment financing receivables held on the Condensed Consolidated Balance Sheets. Refer to Note 2 to the consolidated financial statements included in our audited consolidated financial statements for the year ended December 31, 2024 for further discussion of our allowance for credit losses.

	Three Months Ended September 30, 2025		Nine months ended September 30, 2025
(in thousands)	Unsecuritized Equipment Financing Receivables Portfolio	Securitized Equipment Financing Receivables Portfolio	Unsecuritized Equipment Financing Receivables Portfolio	Securitized Equipment Financing Receivables Portfolio
Beginning period balance	$916	$5,692	$892	$4,995
Current period provisions	9	218	(88)	1,861
Actual write-offs	(85)	(163)	(154)	(1,130)
Recoveries	3	16	108	37
Impact of foreign exchange rates	(2)	—	83	—
Balance at end of period	$841	$5,763	$841	$5,763

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
(in thousands)	Unsecuritized Equipment Financing Receivables Portfolio	Securitized Equipment Financing Receivables Portfolio	Unsecuritized Equipment Financing Receivables Portfolio	Securitized Equipment Financing Receivables Portfolio
Beginning period balance	$1,326	$1,559	$1,340	$1,190
Current period provisions	(461)	1,318	(597)	2,038
Actual write-offs	(213)	(210)	(213)	(561)
Recoveries	280	2	437	2
Impact of foreign exchange rates	41	—	6	—
Balance at end of period	$973	$2,669	$973	$2,669
Other Trust Items
The Company incurred $1.9 million of capitalized debt issuance costs associated with the refinancing of Asset Backed Facilities in 2025. The following table presents the amortization expense related to debt issuance costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Amortization expense	$143	$175	$612	$527
Note 7 - Inventories
The following table summarizes our inventories as of September 30, 2025 and December 31, 2024.

(in thousands)	September 30, 2025	December 31, 2024
Finished goods	$73,221	$63,528
Raw materials	63,689	52,948
Work in process	18,774	18,007
Inventories, net	$155,684	$134,483
Note 8 - Derivative Financial Instruments
Derivative instruments are accounted for at fair value. The accounting for changes in the fair value of a derivative depends on the intended use, designation and type of the derivative instrument. The Company does not designate any of its derivatives as hedges and, as such, records all changes in fair values as a component of earnings. Cash flow activity associated with the Company's derivative financial instruments is recorded in Cash flows from operating activities on the Consolidated Statement of Cash Flows.
Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. The Company primarily deals with investment grade counterparties and monitors its overall credit risk and exposure to individual counterparties. The Company does not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains, if any, on such derivative contracts. The Company does not require, nor does it post collateral, or security, on such contracts.
The Company is exposed to certain risks relating to its ongoing business operations. As a result, the Company enters into derivative transactions to manage these exposures. The primary risks managed through the use of derivative instruments are fluctuations in interest rates, foreign currency exchange rates and commodity prices. Fluctuations in these rates and prices can affect the Company’s operating results and financial condition. The Company manages the exposure to these market risks through operating and financing activities and through the use of derivative financial instruments. The Company does not enter derivative financial instruments for trading or speculative purposes.
Interest Rate Risk.
Borrowings outstanding under the Term Loan totaled $1,940.0 million at September 30, 2025. Borrowings under the Term Loan bear interest, at the option of Alliance Laundry, at a rate equal to an applicable margin plus (a) the adjusted base rate or (b) the eurocurrency rate (both rates as defined in the Credit Agreement). The applicable margins for the Term Loan are currently 1.25% with respect to adjusted base rate loans and 2.25% with respect to SOFR loans. An assumed 10% increase/decrease in the SOFR interest rate in effect at September 30, 2025 would increase/decrease annual interest expense $4.9 million on the non-hedged portion of the borrowing.
Effective September 3, 2024, the Company entered into $600.0 million interest rate swap agreements to hedge a portion of our interest rate risk related to our long-term borrowings. Under these swaps, which mature on September 1, 2027, the Company pays a fixed rate of 3.61% and receives or pays monthly interest payments based upon a comparison to the one-month SOFR rate.
Effective April 1, 2025, the Company entered into a $150.0 million interest rate swap agreement to hedge a portion of our interest rate risk related to our long-term borrowings. Under the swap, which matures on April 3, 2028, the Company pays a fixed rate of 3.36% and receives or pays monthly interest payments based upon a comparison to the one-month SOFR rate.
Interest rate caps are in place as part of the Asset Backed Facilities to limit the Company’s exposure to interest rate increases which may adversely affect the overall performance of the Company’s equipment financing activities. The interest rate cap strike rates are 5.19%, 5.00% and 7.00%.
Foreign Currency Risk.
The Company has manufacturing, sales, and distribution facilities in the Czech Republic, China and Thailand. The Company also has various sales and distribution facilities in Brazil, France, Spain, Italy, Germany and the United Arab Emirates. The Company also makes investments and enters into transactions denominated in foreign currencies. The vast majority of the Company’s international sales from its domestic operations are denominated in U.S. dollars. However, the Company is exposed to transactional and translational foreign exchange risk related to its foreign operations.
Regarding transactional foreign exchange risk, the Company from time to time enters into certain forward exchange contracts to reduce the variability of the earnings and cash flow impacts of foreign denominated receivables and payables. The Company does not designate these contracts as hedge transactions. Accordingly, the mark-to-market impact of these contracts is recorded each period to earnings. At September 30, 2025, the Company was not managing any foreign currency contracts.

The Company’s primary translation exchange risk exposures are the euro, Czech koruna, and Thai baht. Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at period end. The resulting translation adjustments are recorded in accumulated other comprehensive income as foreign currency translation adjustments.
Commodity Risk
The Company is subject to the effects of changing raw material and component costs caused by movements in underlying commodity prices. The Company purchases raw materials and components for production, including stainless steel, carbon steel, motors, and electronic controls. These materials contain various commodities such as nickel, zinc, aluminum, and copper. The Company generally buys these raw materials and components based upon market prices that are established with the vendor as part of the procurement process.
From time to time, the Company enters into contracts with its vendors to lock in commodity prices for various periods to limit its near-term exposure to fluctuations in raw material and component prices. In addition, the Company enters into commodity forward contracts, for commodities such as nickel, copper and aluminum, to reduce the variability on its earnings and cash flows of purchasing raw materials containing such commodities. The Company does not designate these contracts as hedge transactions. Accordingly, the mark-to-market impacts of these contracts are recorded each period to current earnings. At September 30, 2025, the Company was managing $0.1 million notional value of copper forward contracts and $0.8 million notional value of nickel forward contracts. At December 31, 2024, the Company was managing $1.7 million notional value of nickel forward contracts.
The Company presents its derivatives at gross fair values in the Condensed Consolidated Balance Sheets and does not maintain derivative contracts which would require financial instrument or collateral balances. The following tables summarize the fair value of the Company’s outstanding derivative contracts included within the Condensed Consolidated Balance Sheets.

	September 30, 2025
	Fair Value (Level 2)
(in thousands)	Notional Amount	Assets	Liabilities	Location on Balance Sheet	Term
Undesignated derivatives:
Interest rate swap	$750,000	$—	$2,806	Other current liabilities and long-term liabilities	Various through 4/3/2028
Commodity hedges	934	19	41	Prepaid expenses and other current assets, other current liabilities	Various through 12/31/25
Interest rate cap	60,939	42	—	Other long-term assets	Various through 9/15/31
Total undesignated derivatives		$61	$2,847

	December 31, 2024
	Fair Value (Level 2)
(in thousands)	Notional Amount	Assets	Liabilities	Location on Balance Sheet	Term
Undesignated derivatives:
Interest rate swap	$600,000	$6,805	$—	Prepaid expenses and other current assets and Other assets	Through 9/1/27
Commodity hedges	1,742	—	34	Other current liabilities	Various through 12/31/25
Interest rate cap	67,441	191	—	Other long-term assets	Various through 9/15/31
Total undesignated derivatives		$6,996	$34

The following table presents the combined cash and non-cash effects of derivative instruments on the Company’s Condensed Consolidated Statements of Comprehensive Income.

		Gain/(Loss) Recognized on Undesignated Derivatives
(in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
Undesignated Derivatives	Location in Statement of Comprehensive Income	2025	2024	2025	2024
Interest rate swap	Interest expense, net	$762	$(4,286)	$(5,566)	$(3,073)
Foreign currency hedges	Cost of sales	234	(90)	13	(501)
Commodity hedges	Cost of sales	16	(37)	6	(113)
Interest rate cap	Interest expense, net	(11)	23	(149)	93
		$1,001	$(4,390)	$(5,696)	$(3,594)
Note 9 - Other Current Liabilities
The following table presents the major components of Other current liabilities.

(in thousands)	September 30, 2025	December 31, 2024
Salaries, wages and other employee benefits	$36,774	$40,493
Warranty reserve	28,306	26,561
Accrued interest	5,334	5,787
Accrued sales incentives	24,654	23,704
Income taxes	5,113	15,000
Other current liabilities	31,601	26,714
	$131,782	$138,259
Note 10 - Income Taxes
During the three months ended September 30, 2025 and 2024 the Company calculated its effective tax rate to be 23.4% and 18.3%, respectively. During the nine months ended September 30, 2025 and 2024 the Company calculated its effective tax rate to be 23.5% and 22.3%, respectively. The increase in the effective tax rate is primarily due to impact of the limitation of the deductibility of officer compensation under IRC Section 162(m) in 2025.

At the end of each interim period, the Company makes an estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjusts the quarterly rate as necessary.
The Company has approximately $4.9 million and $4.5 million of unrecognized tax benefits as of September 30, 2025 and December 31, 2024, respectively, which, if recognized, would impact the effective tax rate. The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2025 and December 31, 2024, accrued interest and penalties related to the reserve for uncertain tax positions were $1.0 million and $0.8 million, respectively.

Tax years which remain subject to examination by tax authorities for the Company’s significant tax jurisdictions include 2019 and after for the United States and Luxembourg and 2021 and after for Belgium and the Czech Republic.
On July 4, 2025, Public Law No: 119-21, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. This bill amends key business tax provision including the “GILTI” provision, other international provisions, interest deduction limitations and reinstates the ability to currently expense research and experimental expenditures. The impacts of OBBBA are reflected in our results for the quarter ended September 30, 2025, and there was no material impact on our provision for income taxes. We expect certain provisions of the OBBBA will change the timing of cash tax payments in the current fiscal year and future periods.

Note 11 – Product Warranties
The Company offers product warranties to its Commercial and Commercial In-Home customers depending upon the specific product type and the product use. Standard product warranties vary from one to seven years. The standard warranty program includes replacement of defective components. Additionally, the standard warranty covers labor costs for repairs solely related to Commercial In-Home equipment.
The Company records an estimate for future warranty related costs based on the projected incident rates of occurrence and projected cost per incident. The carrying amount of the Company’s warranty liability is adjusted as necessary based on an analysis of these and other factors.
The following table presents the changes in the carrying amount of the total product warranty liability.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$56,228	$45,895	$51,787	$43,653
Currency translation adjustment	23	111	249	6
Accruals charged to earnings	12,924	7,552	31,511	22,016
Payments made during the period	(7,439)	(5,452)	(21,811)	(17,569)
Balance at end of period	$61,736	$48,106	$61,736	$48,106
Product warranty of $28.3 million, $26.6 million and $23.3 million is recorded in Other current liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2025, December 31, 2024 and September 30, 2024, respectively. Product warranty of $33.4 million, $25.2 million and $24.8 million is recorded in Other long-term liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2025, December 31, 2024 and September 30, 2024, respectively.

Note 12 - Debt
The following table presents the Company’s debt, other than debt related to securitization activities discussed in Note 5 - Asset Backed Facilities and Note 6 - Securitization Activities.

(in thousands)	September 30, 2025	December 31, 2024
Term Loan due August 2031 (6.39% and 7.84% as of September 30, 2025 and December 31, 2024, respectively)	$1,940,000	$2,075,000
Finance lease obligations	267	359
Gross long-term debt	1,940,267	2,075,359
Less: current portion of Term Loan	(20,750)	(20,750)
Less: current portion of finance lease obligations	(112)	(146)
Less: unamortized debt issuance costs on Term Loan	(5,234)	(6,725)
Less: unamortized original issue discount on Term Loan	(10,335)	(13,193)
Long-term debt, net	$1,903,836	$2,034,545
Credit Facility
On August 19, 2024, Alliance Holdings entered into a credit agreement, by and among the Alliance Holdings, Alliance Laundry as the Borrower (“Borrower”), the lenders party thereto and Citibank, as Administrative Agent (the “Credit Agreement”). The Credit Agreement provides for (i) an initial Term Loan facility (the “Term Loan”) in the aggregate principal amount of $2,075.0 million and (ii) an initial revolving credit facilities (the “RCF” and, together with the Term Loan, the “Credit Facility”) of $250.0 million principal amount of revolving commitments, with $225.0 million issuable in U.S. Dollars or Euros and $25.0 million issuable in Thai Baht, with a $102.0 million sub-limit for issuance of letters of credit and a $25.0 million sub-limit for swingline loans. The Term Loan was issued with an original issue discount of 50 basis points. Interest was payable no less frequently than quarterly at the rate of SOFR plus 3.5% (or the applicable base rate plus 2.5%), with a 0.0% SOFR floor. Interest under the RCF accrued at the rate of SOFR plus 3.25% (or the applicable base rate plus 2.25%).
On February 20, 2025, we finalized an amendment to our Credit Agreement, which reduced the applicable margin on the Term Loan and RCF. The result was an interest rate on our Term Loan of SOFR plus 2.75% and an interest rate on our RCF of SOFR plus 2.50%. Additionally, we incorporated opportunities for further margin reductions contingent upon achieving improvements in our leverage ratio. The company incurred $1.0 million of fees in connection with the amendment. These fees were expensed and included in Other Expenses/(Income), net in the Condensed Consolidated Statement of Comprehensive Income.
On August 21, 2025, we finalized an amendment to our Credit Agreement, which reduced the applicable margin on the Term Loan and RCF. The result is an interest rate on our Term Loan of SOFR plus a margin of 2.25% and an interest rate on our RCF of SOFR plus a margin of 2.25%. Additionally, we incorporated opportunities for further margin reductions contingent upon achieving improvements in our leverage ratio and rating agency upgrades. The company incurred $1.1 million of fees in connection with the amendment. As of September 30, 2025, the interest rate under the RCF was 6.53%. Additionally, a commitment fee based upon the Company’s leverage ratio is charged on the unused portion of the commitments under the RCF. As of September 30, 2025, the commitment fee was 0.25%.

On September 22, 2025, the Company made a voluntary repayment of the Term Loan of $135.0 million.
The Term Loan matures on August 19, 2031, and it requires installment principal repayments equal to 1.00% of the aggregate principal per annum, paid quarterly, with the outstanding balance due on the maturity date. The Credit Agreement requires certain mandatory prepayments, including from asset sales and, beginning with the fiscal year ending December 31, 2025, annual prepayments of the Term Loan with 50% of the Company’s Excess Cash Flow, which steps down to 25% if the Company’s net leverage ratio is below 4.75:1 and to 0% if the net leverage ratio is below 4.5:1. Excess Cash Flow is defined in the Credit Agreement as consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for the net change in working capital for the fiscal year, less other specified deductions such as debt and debt service payments, and interest and taxes paid in cash. Working capital is defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt and various other adjustments. Outstanding balances are fully prepayable on a voluntary basis, in whole or in part, without premium or penalty. The RCF matures on August 19, 2029, and it does not require any installment principal repayments or mandatory commitment reductions. Outstanding balances under the RCF are fully prepayable on a voluntary basis, in whole or in part, and commitments may be terminated, in whole or in part, in each case without premium or penalty. Obligations under the Credit Agreement are secured by substantially all assets of the Company.
The Credit Agreement contains covenants that are customary for similar credit arrangements, including, among other things, covenants relating to: (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, (iv) notification of certain events, and (v) certain covenants limiting the ability of the Borrower and its subsidiaries to, among other things, sell or transfer assets, consummate fundamental changes, incur or guarantee indebtedness or liens, make investments, or enter into transactions with affiliates. The Company is in compliance with all covenants as of September 30, 2025.
The RCF is available, subject to certain conditions, for general corporate purposes in the ordinary course of business and for other transactions permitted under the Credit Agreement. A portion of the RCF not in excess of $102.2 million is available for the issuance of letters of credit. There were no letters of credit outstanding and the RCF was not drawn as of September 30, 2025 and December 31, 2024.
Other Debt
As discussed in greater detail in Note 6 - Securitization Activities, the Company had total debt outstanding of $601.0 million and $553.8 million related to its securitization activities as of September 30, 2025 and December 31, 2024, respectively.

Debt Issuance Costs and Original Issue Discount
The following table presents a summary of other disclosure items related to the Company’s debt, which are recorded in interest expense, net line of our Condensed Consolidated Statement of Comprehensive Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Amortization expense - debt issuance costs	$1,210	$2,278	$1,886	$4,518
Amortization expense - original issue discount	$2,051	$1,190	$2,858	$2,227
Note 13 – Accumulated Other Comprehensive Income/(Loss)
The following tables present the changes in Accumulated other comprehensive income/(loss) by component, net of tax.

	Other Post-Retirement Benefits, Net
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$1,842	$1,771	$1,842	$1,771
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—	—	—
Net other comprehensive income	—	—	—	—
Balance at end of period	$1,842	$1,771	$1,842	$1,771

	Foreign Currency Translation
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$49,592	$4,596	$(3,594)	$23,845
Other comprehensive income/(loss) before reclassifications	5,969	21,017	59,155	1,768
Net other comprehensive income/(loss)	5,969	21,017	59,155	1,768
Balance at end of period	$55,561	$25,613	$55,561	$25,613
Note 14 - Stock Based Compensation
The following table presents a summary of the Company’s stock option activity.

	Share Options	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Term (in years)
Options outstanding as of December 31, 2024	12,624,831	$6.10
Granted	1,144,286	12.41
Exercised	(3,303,623)	3.77
Forfeited	(399,726)	10.19
Options outstanding as of September 30, 2025	10,065,768	$7.43	5.93
Options exercisable as of September 30, 2025	3,067,429	$6.24	5.06

For the nine months ended September 30, 2025, the company issued 572,143 time-based vesting options and 572,143 performance-based vesting options.
At September 30, 2025, the Company had approximately $3.5 million of total unrecognized compensation cost related to non-vested, time-based stock options granted. That cost is expected to be recognized over a weighted average period of 3.51 years. Additionally, the Company had approximately $16.0 million of total unrecognized compensation cost related to non-vested performance-based stock option grants as of September 30, 2025. No expense was recognized for these awards during the period, as the performance condition was not yet considered probable. However, following the completion of the IPO, which satisfies the performance condition, the full expense will be recognized in the three month period ended December 31, 2025.
On September 25, 2025, the Company’s board of directors and stockholders terminated the 2015 Stock Option Plan and approved the 2025 Omnibus Incentive Compensation Plan. No further awards will be granted under the 2015 Stock Option Plan, but existing awards will continue to vest and be exercisable in accordance with the plan terms. Upon determination of the offering price on October 8, 2025, the initial share pool of the 2025 Plan and the 2025 Employee Stock Purchase Plan was determined to be 9,864,490 and 2,959,347 shares of the Common Stock, respectively.
Note 15 - Earnings Per Share
Basic net income per share of common stock is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed by including the basic weighted-average shares of common stock outstanding adjusted for the effects of all dilutive potential shares of common stock, which include, if dilutive, outstanding stock awards. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards, including Stock Options, when the effect of the potential exercise would be anti-dilutive. The dilutive impact of the stock options is determined by applying the treasury stock method.

Basic and diluted net income per share of common stock were calculated as follows:

(in thousands, except share and per share amounts)	For the Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Income/(loss) available to common stockholders (basic and diluted)	$32,896	$(6,322)	$81,159	$61,255

Denominator
Weighted-average number of common shares outstanding	171,423,210	125,739,135	141,675,376	125,406,795
Weighted-average number of warrants outstanding	—	45,315,227	29,878,171	45,315,227
Basic — weighted average number of shares outstanding	171,423,210	171,054,362	171,553,547	170,722,022

Effect of dilutive securities time-vested options	3,526,747	—	3,904,653	2,393,928
Diluted — weighted average number of shares outstanding	174,949,957	171,054,362	175,458,200	173,115,950

Earnings/(loss) per share
Basic	$0.19	$(0.04)	$0.47	$0.36
Diluted (a)	$0.19	$(0.04)	$0.46	$0.35
(a) For the three-month period ended September 30, 2024, the Company reported a net loss. As a result, 1,258,783 potentially dilutive common shares were considered anti-dilutive and were therefore excluded from the calculation of diluted earnings per share.
Stock Split
All earnings per share amounts for prior periods presented have been retroactively adjusted to reflect the 142-for-1 stock split effected on September 26, 2025. Outstanding stock options have been proportionately adjusted accordingly. See Note 1 - Basis of Presentation and Significant Accounting Policies for further information.
Note 16 - Segment Information
The Company’s Chief Operating Decision Maker (CODM) is our Chief Executive Officer. The Company operates through two reportable segments in accordance with ASC 280, Segment Reporting: North America (United States and Canada) and International (all other global markets). This structure reflects how the CODM evaluates performance and allocates resources. Across both reportable segments, we manufacture and sell commercial laundry equipment suitable for diverse applications, ranging from small chassis products installed in laundromats, multi-housing facilities and residential settings, to large industrial units designed for institutional laundry applications.
The CODM uses Adjusted EBITDA as the primary measure of segment profit and loss to evaluate the Company’s financial performance against expected results and to allocate resources, including capital investment and potential acquisitions. Adjusted EBITDA is a non-GAAP financial measure that is defined as net income excluding interest income/expense, income taxes, depreciation and amortization. Adjusted EBITDA is also adjusted for the discrete items that management excluded in analyzing the segments’ operating performance, such as refinancing and debt related costs, share-

based compensation, strategic transaction costs, foreign exchange on intercompany loans and other non-recurring items which management believes are not indicative of the Company’s ongoing operating performance. Management believes Adjusted EBITDA is the best measure to help users of its financial statements evaluate our operating performance and facilitates more meaningful comparisons with industry peers. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.
Assets are physically maintained primarily in the United States, Czech Republic, and Thailand. Total assets by segment are not presented in the table below as the CODM is not provided total assets by reportable segment as the CODM does not evaluate, manage, or measure performance of segments using total assets.
The following table presents the results of operations for the Company’s reportable segments, reconciled to consolidated Income before taxes:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(in thousands)	North America	International	Total	North America	International	Total
Net revenues	$330,742	$106,864	$437,606	$289,242	$95,053	$384,295
Cost of sales(1)	204,781	69,896		180,099	60,607
Other segment items(2)	30,512	11,318		24,910	10,999
Adjusted EBITDA	$95,449	$25,650	$121,099	$84,233	$23,447	$107,680
Reconciling items:
Interest expense, net			(36,952)			(42,339)
Depreciation and amortization			(23,386)			(22,587)
Refinancing and debt related costs			(2,425)			(32,967)
Foreign exchange gain/(loss) on intercompany loans, net			(3,181)			(4,373)
Shared-based compensation			(791)			(809)
Strategic transaction costs			(1,132)			(515)
Corporate and other			(10,298)			(11,825)
Income/(loss) before taxes			$42,934			$(7,735)

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(in thousands)	North America	International	Total	North America	International	Total
Net revenues	$952,156	$322,207	$1,274,363	$819,078	$294,226	$1,113,304
Cost of sales(1)	592,236	198,317		514,024	184,967
Other segment items(2)	86,893	32,546		64,524	29,491
Adjusted EBITDA	$273,027	$91,344	$364,371	$240,530	$79,768	$320,298
Reconciling items:
Interest expense, net			(121,240)			(100,770)
Depreciation and amortization			(69,344)			(67,496)
Refinancing and debt related costs			(3,479)			(32,967)
Foreign exchange gain/(loss) on intercompany loans, net			(23,035)			(4,143)
Shared-based compensation			(2,562)			(2,585)
Strategic transaction costs			(4,176)			(5,183)
Corporate and other			(34,464)			(28,335)
Income before taxes			$106,071			$78,819
__________________
(1)Consists of Cost of sales, Cost of sales - related parties and Equipment financing expenses.
(2)Other segment items for each reportable segment includes:
North America - engineering, sales and marketing, information technology, and certain other overhead expenses.
International - engineering, sales and marketing, information technology, and certain other overhead expenses.

Note 17 - Supplier Financing Arrangements
The Company entered into a supplier financing arrangement with a third-party financial institution which allows participating suppliers the ability to request early payment for eligible receivables due from the Company at their sole discretion. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by a suppliers’ decision to sell amounts under the arrangement. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 120 days. Outstanding payment obligations subject to the Company's supplier finance program at September 30, 2025 and December 31, 2024 were $10.2 million and $12.0 million, respectively, are included in Accounts payable in the Condensed Consolidated Balance Sheets.
The following tables present the changes in outstanding obligations under supplier financing arrangements:

(in thousands)	September 30, 2025
Obligations outstanding at December 31, 2024	$11,971
New obligations	35,157
Payments against supplier obligations	(36,920)
Obligations outstanding at September 30, 2025	$10,208

(in thousands)	September 30, 2024
Obligations outstanding at December 31, 2023	$31,691
New obligations	32,051
Payments against supplier obligations	(51,965)
Obligations outstanding at September 30, 2024	$11,777
Note 18 - Commitments and Contingencies
The Company is subject to various other claims and contingencies arising out of the normal course of business, including those relating to governmental investigations and proceedings, commercial transactions, product liability, employee related matters, antitrust, safety, health, taxes, environmental and other matters. Litigation is subject to many uncertainties and the outcome of individual litigated matters is not predictable with assurance. It is possible that some litigation matters for which reserves have not been established could be decided unfavorably to us, and that any such unfavorable decisions could have a material adverse effect on our financial condition, results of operations and cash flows.

Note 19 - Related Parties
The Company has entered into various transactions with related parties. The Company’s Board of Directors has members that are employees of BDT & MSD Partners, LLC ("BDT"), which the Company paid $0.2 million for the nine months ended September 30, 2025 and 2024, respectively. Management fees are classified as Selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Comprehensive Income. During the quarter ended September 30, 2024, and in connection with the Company’s refinancing, an arrangement fee of $5.2 million was paid to BDT from the proceeds of the Term Loan. Entities affiliated with BDT hold a controlling interest in a vendor that the Company purchases raw materials from. The Company made purchases of $4.9 million and $4.6 million from this vendor during the nine months ended September 30, 2025 and 2024, respectively, included in inventory and cost of sales. As of September 30, 2025 and December 31, 2024, the Company had amounts due to this vendor of $1.7 million and $1.3 million, respectively, included in Accounts payable - related parties in the Condensed Consolidated Balance Sheets.
Note 20 - Subsequent Events
The Company evaluates events occurring subsequent to the date of the financial statements in determining the accounting for and disclosure of transactions and events that affect the financial statements.
The net proceeds of $505.7 million from our initial public offering along with cash on-hand were used to repay $525.0 million of our indebtedness outstanding under the Term Loan on October 17, 2025.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis (“MD&A”) should be read in conjunction with the information included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 filed with the SEC in our IPO Prospectus. The discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. This discussion includes disclosures that are shown in rounded amounts. The related percentage disclosures are calculated on unrounded amounts. As such, certain totals, subtotals, and percentages may not reconcile.
OVERVIEW
We are the world’s largest designer and manufacturer of commercial laundry systems, serving a diverse and resilient range of global end markets. We believe we engineer and produce the highest quality and one of the most reliable commercial laundry systems in the industry. We leverage our pure play focus on the commercial laundry industry and over 100 years of engineering excellence to drive innovation and design our equipment to deliver outstanding performance in the most demanding applications. We believe the need for clean laundry is universal and growing, and our premium machines meet this fundamental human need, all day, every day.
We produce a full line of commercial washers and dryers with load capacities up to 400 pounds as well as presses and finishing equipment under the well-known brand names of Speed Queen, UniMac, Huebsch, IPSO and Primus. Our products are sold to three core end markets, including:
(i) On-Premise laundries: Businesses or institutions that process large volumes of laundry in support of their core business, including healthcare facilities, fire stations and hotels;
(ii) Vended businesses: Laundromats and communal laundry operators, that operate commercial systems for end users who pay for use; and
(iii) Commercial In-Home: Residential consumers who pay a premium to have the reliability and effectiveness of commercial systems in their homes.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2025 as Compared to the Three Months Ended September 30, 2024
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the quarter ended September 30, 2025 (in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Net revenues:
Equipment, service parts and other	$424,993	$371,980	$53,013	14%
Equipment financing	12,613	12,315	298	2%
Net revenues	437,606	384,295	53,311	14%
Costs and expenses:
Cost of sales	265,844	230,098	35,746	16%
Cost of sales - related parties	1,950	1,649	301	18%
Equipment financing expenses	7,859	9,587	(1,728)	(18)%
Gross profit	161,953	142,961	18,992	13%

Selling, general, and administrative expenses	76,386	70,942	5,444	8%
Selling, general, and administrative expenses - related parties	75	75	—	—%
Total operating expenses	76,461	71,017	5,444	8%
Operating income	85,492	71,944	13,548	19%

Interest expense, net	36,952	42,339	(5,387)	(13)%
Other expenses, net	5,606	37,340	(31,734)	(85)%
Income/(loss) before taxes	42,934	(7,735)	50,669	655%
Provision/(benefit) for income taxes	10,038	(1,413)	11,451	810%
Net income/(loss)	$32,896	$(6,322)	$39,218	620%
Net revenues
Net revenues for the three months ended September 30, 2025 increased $53.3 million, or 13.9%, to $437.6 million from $384.3 million for the three months ended September 30, 2024. Equipment revenue increased $49.3 million, or 15.4%, year over year, primarily driven by volume growth and modest price increases. Service parts revenue increased $3.5 million, or 8.6%, year over year primarily driven by volume growth. Other revenues increased $0.1 million, or 1.3%, primarily due to increased field service revenue. Equipment financing revenue increased $0.3 million, or 2.4% year over year driven by growth of in loan base, partially offset by a decrease in variable loan rates tied to the prime rate.

Gross profit
Gross profit for the three months ended September 30, 2025 increased $19.0 million, or 13.3%, to $162.0 million from $143.0 million for the three months ended September 30, 2024. Gross profit as a percentage of net revenues was 37.0% for the three months ended September 30, 2025 as compared to 37.2% for the three months ended September 30, 2024. The decrease in gross profit as a percentage of revenue was primarily driven by customer and product mix and tariff costs, which were partially offset by absorption and efficiency gains achieved through higher production volumes.
Selling, general, and administrative expenses
Selling, general, and administrative expenses for the three months ended September 30, 2025 increased $5.4 million to $76.5 million from $71.0 million for the three months ended September 30, 2024. Selling, general, and administrative expenses as a percentage of net revenues was 17.5% for the three months ended September 30, 2025 as compared to 18.5% for the three months ended September 30, 2024. Included within Selling, general, and administrative expenses is $11.0 million and $11.2 million of non-cash depreciation and amortization related to the fair value step-up of assets recorded under purchase accounting from a prior business combination for the three months ended September 30, 2025 and 2024, respectively. The increase in Selling, general and administrative expenses is primarily due to investment in physical and digital product development, increased Information Technology expense to support systems and security, acquisition of distributors, public company support costs and selling expenses and bonus accruals driven by higher sales volume and profitability.
Interest expense, net
Interest expense, net for the three months ended September 30, 2025 decreased $5.4 million to $37.0 million from $42.3 million for the three months ended September 30, 2024. The decrease in interest expense was primarily attributable to a lower interest rate on the Term Loan following refinancing activities in February 2025 and August 2025, as discussed in Note 12 - Debt.
Other expenses, net.
Other expenses, net for the three months ended September 30, 2025 was $5.6 million compared to income of $37.3 million for the three months ended September 30, 2024. Other expenses, net for the three months ended September 30, 2025 included $3.2 million foreign exchange losses on intercompany loans, net where the lender or borrower’s functional currency differs from the loan denomination currency and $2.4 million of debt issuance costs. Other expenses, net for the three months ended September 30, 2024 included $33.0 million of debt issuance costs and $4.4 million foreign exchange gains on intercompany loans, net.
Provision/(benefit) for income taxes
The effective income tax rate was a 23.4% provision for the three months ended September 30, 2025 as compared to a 18.3% benefit for the three months ended September 30, 2024. The increase is primarily due to the limitation of the deductibility of officer compensation under IRC Section 162(m) in 2025.

Segment Results
Our business is organized into two reportable segments, North America and International. The Company uses Segment Net revenues, Segment Adjusted EBITDA and Segment Adjusted EBITDA Margin as its measures of performance. The Company allocates certain costs including manufacturing variances, customer support expenses and selling and general expenses which are incurred in our global operations to the reportable segments in determining Segment Adjusted EBITDA.
Segment Adjusted EBITDA is a performance metric utilized by the Company’s Chief Operating Decision Maker to allocate resources on a segment basis. We define Segment Adjusted EBITDA as, on a segment basis, net income excluding interest income/expense, income taxes, depreciation and amortization. Segment Adjusted EBITDA is also adjusted for the discrete items that management excluded in analyzing the segments’ operating performance, such as refinancing and debt related costs, share-based compensation, strategic transaction costs, foreign exchange on intercompany loans and other non-recurring items which management believes are not indicative of the Company’s ongoing operating performance. Segment Adjusted EBITDA is a measure of operating performance of our reportable segments and may not be comparable to similar measures reported by other companies. See Note 16 - Segment Information to our interim condensed consolidated financial statements included in this Quarterly Report.

The following table presents the Company’s segment results for the three months ended September 30, 2025:

	Three Months Ended September 30,
(in thousands, except for percentages)	2025	2024	$ Change	% Change
North America
Net revenues	$330,742	$289,242	$41,500	14%
Adjusted EBITDA	$95,449	$84,233	$11,216	13%
Adjusted EBITDA Margin	28.9%	29.1%
International
Net revenues	$106,864	$95,053	$11,811	12%
Adjusted EBITDA	$25,650	$23,447	$2,203	9%
Adjusted EBITDA Margin	24.0%	24.7%
North America
Revenue in North America increased $41.5 million or 14.3% to $330.7 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Equipment revenue increased $38.5 million, or 16.2%, mainly driven by strong demand across all end markets, with particularly strong performance in the Vended (an increase of 18.7%) and Commercial In-Home (an increase of 16.0%) end markets. Service parts revenue increased $2.7 million, or 8.7%, primarily driven by volume growth and modest price increases. Other revenues and Equipment financing revenue remained relatively flat year over year.
Adjusted EBITDA increased $11.2 million or 13.3% to $95.4 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and Adjusted EBITDA Margin remained relatively flat at 28.9% for the three months ended September 30, 2025 compared to 29.1% for the three months ended September 30, 2024.

International
Revenue increased $11.8 million or 12.4% to $106.9 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Equipment revenue increased $10.8 million, or 13.1%, primarily due to strong performance in Europe (an increase of 19.5%) and in Asia Pacific (an increase of 11.7%) where the expanding Vended end markets are driving growth. Service parts revenue increased $0.9 million, or 8.2%, primarily driven by volume growth.
Adjusted EBITDA increased $2.2 million or 9.4% to $25.7 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024 and Adjusted EBITDA Margin decreased to 24.0% for the three months ended September 30, 2025 from 24.7% for the three months ended September 30, 2024. This reduction was primarily driven by customer and product mix in addition to timing of costs in the quarter, partially offset by lower operating expenses in the quarter.
Nine Months Ended September 30, 2025 as Compared to the Nine Months Ended September 30, 2024
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the nine months ended September 30, 2025 (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ change	% change
Net revenues:
Equipment, service parts and other	$1,237,465	$1,076,640	$160,825	15%
Equipment financing	36,898	36,664	234	1%
Net revenues	1,274,363	1,113,304	161,059	14%
Costs and expenses:
Cost of sales	764,100	669,973	94,127	14%
Cost of sales - related parties	5,032	4,644	388	8%
Equipment financing expenses	24,068	25,997	(1,929)	(7)%
Gross profit	481,163	412,690	68,473	17%

Selling, general, and administrative expenses	227,113	195,766	31,347	16%
Selling, general, and administrative expenses - related parties	225	225	—	—%
Total operating expenses	227,338	195,991	31,347	16%
Operating income	253,825	216,699	37,126	17%

Interest expense, net	121,240	100,770	20,470	20%
Other expenses, net	26,514	37,110	(10,596)	(29)%
Income before taxes	106,071	78,819	27,252	35%
Provision for income taxes	24,912	17,564	7,348	42%
Net income	$81,159	$61,255	$19,904	32%
Net revenues
Net revenues for the nine months ended September 30, 2025 increased $161.1 million, or 14.5%, to $1,274.4 million from $1,113.3 million for the nine months ended September 30, 2024.

Equipment revenue increased $148.8 million, or 16.1%, versus the prior year, as both reportable segments delivered double-digit growth driven by volume growth and modest price increases. Service parts revenue increased $10.6 million, or 8.9%, year over year primarily driven by volume growth. Other revenues increased $1.4 million, or 4.4%, primarily due to increased field service revenue. Equipment financing revenue increased $0.2 million, or 0.6% year over year driven by an increase in interest income due to growth of the loan base, partially offset by a decrease in variable loan rates tied to the prime rate.
Gross profit
Gross profit for the nine months ended September 30, 2025 increased $68.5 million, or 16.6%, to $481.2 million from $412.7 million for the nine months ended September 30, 2024. Gross profit as a percentage of net revenues was 37.8% for the nine months ended September 30, 2025 as compared to 37.1% for the nine months ended September 30, 2024. The increase in gross profit as a percentage of revenue was primarily driven by our continued focus on manufacturing and procurement excellence where cost reduction initiatives delivered approximately $9.0 million in savings, higher production volumes and modest price increases.
Selling, general, and administrative expenses
Selling, general, and administrative expenses for the nine months ended September 30, 2025 increased $31.3 million to $227.3 million from $196.0 million for the nine months ended September 30, 2024. Selling, general, and administrative expenses as a percentage of net revenues was 17.8% for the nine months ended September 30, 2025 as compared to 17.6% for the nine months ended September 30, 2024. Included within Selling, general, and administrative expenses is $33.3 million and $33.6 million of non-cash depreciation and amortization related to the fair value step-up of assets recorded under purchase accounting from a prior business combination for the nine months ended September 30, 2025 and 2024, respectively. The increase in Selling, general and administrative expenses is primarily due to investment in physical and digital product development, increased Information Technology expenses to support systems and security, acquisition of distributors, public company support costs, additional headcount, and selling expenses and bonus accruals driven by higher sales volume and profitability.
Interest expense, net
Interest expense, net for the nine months ended September 30, 2025 increased $20.5 million to $121.2 million from $100.8 million for the nine months ended September 30, 2024. The increase in interest expense was primarily attributable to the higher debt balance following the August 2024 refinancing, as discussed in Note 12 - Debt.
Other expenses, net
Other expenses, net for the nine months ended September 30, 2025 was $26.5 million compared to $37.1 million for the nine months ended September 30, 2024. Other expenses, net for the nine months ended September 30, 2025 included $23.0 million foreign exchange losses on intercompany loans, net where the lender or borrower’s functional currency differs from the loan denomination currency and $3.5 million of debt issuance costs. Other expenses, net for the nine months ended September 30, 2024 included $33.0 million of debt issuance costs and $4.1 million foreign exchange losses on intercompany loans, net.

Provision for income taxes
The effective income tax rate was 23.5% for the nine months ended September 30, 2025 as compared to 22.3% for the nine months ended September 30, 2024. The effective tax rate for the nine months ended September 30, 2025 was impacted by IRC Section 162(m) as a result of stock-based compensation from officer exercises.

Segment Results
The following table presents the Company’s segment results for the nine months ended September 30, 2025:

	Nine Months Ended September 30,
(in thousands, except for percentages)	2025	2024	$ change	% change
North America
Net revenues	$952,156	$819,078	$133,078	16%
Adjusted EBITDA	$273,027	$240,530	$32,497	14%
Adjusted EBITDA Margin	28.7%	29.4%
International
Net revenues	$322,207	$294,226	$27,981	10%
Adjusted EBITDA	$91,344	$79,768	$11,576	15%
Adjusted EBITDA Margin	28.3%	27.1%
North America
Revenue in North America increased $133.1 million or 16% to $952.2 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Equipment revenue increased $122.9 million, or 18.4%, mainly driven by strong demand across all end markets, with particularly strong performance in the Vended (an increase of 11.4%) and Commercial In-Home (an increase of 33.2%) end markets. Service parts revenue increased $8.5 million, or 9.7%, primarily driven by volume growth and modest price increases. Other revenues increased $1.3 million, or 5.0%, primarily due to field service revenues. Equipment financing revenue remained relatively flat, having increased $0.4 million, or 1.1%.
Adjusted EBITDA increased $32.5 million or 13.5% to $273.0 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 and Adjusted EBITDA Margin decreased to 28.7% for the nine months ended September 30, 2025 from 29.4% for the nine months ended September 30, 2024. This decrease was primarily driven by product mix and investment in product development and other operational projects to drive future growth, partially offset by benefit of higher volumes and operational cost reduction initiatives.
International
Revenue increased $28.0 million or 9.5% to $322.2 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Equipment revenue increased $25.9 million, or 10.1%, primarily due to strong performance in Europe (an increase of 17.8%) and in Asia Pacific (an increase of 13.6%) where the expanding Vended end markets are driving growth. Service parts revenue increased $2.2 million, or 6.7%, primarily driven by volume growth.

Adjusted EBITDA increased $11.6 million or 14.5% to $91.3 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 and Adjusted EBITDA Margin increased to 28.3% for the nine months ended September 30, 2025 from 27.1% for the nine months ended September 30, 2024. This increase was primarily driven by gross margin expansion due to higher volumes and cost reduction initiatives in addition to operating expense cost controls.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash on hand, cash flows generated from operations, and potential borrowings under our revolving credit facilities. We believe that our sources of liquidity will be adequate to meet our anticipated requirements for ongoing operations, capital expenditures, working capital, interest payments, scheduled principal payments, and other debt repayments over the next twelve months while remaining in compliance with the covenants of our debt agreements. We expect that capital expenditures in 2025 will be approximately $48.0 million. We have invested $29.8 million of cash into capital expenditures during the nine months ended September 30, 2025.
Cash Flows Information
The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$116,790	$67,331
Net cash used in investing activities	(54,310)	(55,605)
Net cash used in financing activities	(91,622)	(69,515)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	921	(2,232)
Decrease in cash, cash equivalents, and restricted cash	$(28,221)	$(60,021)
Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2025 of $116.8 million was primarily derived from net income adjusted for non-cash provisions, partially offset by a $73.8 million increase in working capital. The primary contributors to the change in working capital were a $56.2 million increase in accounts and equipment financing receivables held for securitization investors, an increase of $15.1 million in inventories, a decrease of $5.9 million in other liabilities, an increase of $3.8 million in accounts and equipment financing receivables, partially offset by an decrease of $10.0 million in accounts payable.
Cash provided by operating activities for the nine months ended September 30, 2024 of $67.3 million was primarily derived from net income adjusted for non-cash provisions and a $74.9 million increase in working capital. The primary contributors to the change in working capital were a $35.4 million increase in accounts and equipment financing receivables held for securitization investors, a $31.5 million decrease in other liabilities, a $16.3 million increase in inventories, and a $2.5 million increase in Other assets , partially offset by a $6.1 million increase in accounts payable, a $4.8 million decrease in accounts and equipment financing receivables.
Investing Activities
Cash used in investing activities of $54.3 million for the nine months ended September 30, 2025 was primarily the result of $29.8 million of capital expenditures, $13.6 million related to the acquisition of a distributor in the United States and $11.3 million net outflow related to originations of new equipment financing receivables exceeding collections.
Cash used in investing activities of $55.6 million for the nine months ended September 30, 2024 was primarily the result of $23.6 million related to capital expenditures, $22.2 million related to acquisitions of distributors in the United States and $9.9 million net outflow related to originations of new equipment financing receivables exceeding collections.
Financing Activities
Cash used in financing activities of $91.6 million for the nine months ended September 30, 2025 was primarily comprised of $135.0 million in voluntary prepayments on the Term loan partially offset by a $47.2 million net increase in asset backed borrowings owed to securitization investors.
Cash used in financing activities of $69.5 million for the nine months ended September 30, 2024 was primarily comprised of $1,268.0 million in payments on long-term borrowings, $900.0 million for dividends and return of capital paid to common stockholders and $5.6 million net payments on revolving line of credit borrowings. This use of cash was funded by $2,064.6 million in proceeds from long-term borrowings and $42.9 million related to an increase in asset backed borrowings owed to securitization investors.
Debt
As of September 30, 2025, there was $1,940.0 million outstanding under the Term Loan and $250.0 million of unused capacity on the revolving facility. The Term Loan bears interest of SOFR plus a margin of 2.25%. As of September 30, 2025, the interest rate for the Term Loan is 6.39%.
The net proceeds from our initial public offering along with cash on-hand were used to repay $525.0 million of our indebtedness outstanding under the Term Loan on October 17, 2025. The repayment was first applied to and eliminated the future required quarterly installment principal repayments. As such, the remaining balance of the Term Loan is due at maturity on August 19, 2031, with exception for any Excess Cash Flow payment required under the Credit Agreement.
Off-Balance Sheet Arrangements
As of September 30, 2025, we did not have any off-balance sheet arrangements, as defined in Regulation S-K promulgated by the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Derivative instruments are accounted for at fair value. The accounting for changes in the fair value of a derivative depends on the intended use, designation and type of the derivative instrument. The Company does not designate any of its derivatives as hedges and, as such, records all changes in fair values as a component of earnings.
Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. The Company primarily deals with investment grade counterparties and monitors its overall credit risk and exposure to individual counterparties. The Company does not anticipate nonperformance by any counterparties. The amount of counterparty credit exposure is the unrealized gains, if any, on such derivative contracts. The Company does not require, nor does it post collateral, or security, on such contracts.
The Company is exposed to certain risks relating to its ongoing business operations. As a result, the Company enters into derivative transactions to manage these exposures. The primary risks managed through the use of derivative instruments are fluctuations in interest rates, foreign currency exchange rates and commodity prices. Fluctuations in these rates and prices can affect the Company’s operating results and financial condition. The Company manages the exposure to these market risks through operating and financing activities and through the use of derivative financial instruments. The Company does not enter into derivative financial instruments for trading or speculative purposes.
Interest Rate Risk
Borrowings outstanding under the Term Loan totaled $1,940 million at September 30, 2025. Borrowings under the Term Loan bear interest, at the option of the applicable Borrower, at a rate equal to an applicable margin plus (a) the applicable base rate or (b) Term SOFR (both rates as determined in accordance with the Credit Agreement). As of September 30, 2025, the applicable margins for the Term Loan were 1.25% with respect to adjusted base rate loans and 2.25% with respect to Term SOFR loans. An assumed 10% increase/decrease in the current interest rate in effect at September 30, 2025 would increase/decrease annual interest expense $4.9 million on the non-hedged portion of the borrowing.
On August 21, 2025, the Company finalized an amendment to our Credit Agreement, which reduced the applicable margin on the Term Loan and RCF. The result is an interest rate on our Term Loan of SOFR plus a margin of 2.25% and an interest rate on our RCF of SOFR plus a margin of 2.25%. Additionally, the amendment contains opportunities for further margin reductions contingent upon achieving improvements in our leverage ratio and rating agency upgrades.
Effective September 3, 2024, the Company entered into a $600.0 million interest rate swap agreement to hedge a portion of our interest rate risk related to our long-term borrowings. Under the swap, which matures on September 1, 2027, the Company pays a fixed rate of 3.61% and receives or pays monthly interest payments based upon a comparison to the one-month Term SOFR rate.
Effective April 1, 2025, the Company entered into a $150.0 million interest rate swap agreement to hedge a portion of our interest rate risk related to our long-term borrowings. Under the swap, which matures on April 3, 2028, the Company pays a fixed rate of 3.36% and receives or pays monthly interest payments based upon a comparison to the one-month Term SOFR rate.
Foreign Currency Risk
The Company has manufacturing, sales, and distribution facilities in the Czech Republic, China and Thailand. The Company also has various sales and distribution facilities in Brazil, France, Spain, Italy, Germany and the United Arab Emirates. The Company also makes investments and enters into transactions denominated in foreign currencies. The vast majority of the Company’s international sales from its domestic operations are denominated in U.S. dollars. However, the Company is exposed to transactional and translational foreign exchange risk related to its foreign operations.
Regarding transactional foreign exchange risk, the Company from time to time enters into certain forward exchange contracts to reduce the variability of the earnings and cash flow impacts of foreign denominated receivables and payables. The Company does not designate these contracts as hedge transactions. Accordingly, the mark-to-market impact of these contracts is recorded each period to current earnings. At September 30, 2025 and December 31, 2024, the Company had no outstanding foreign currency contracts.

The Company’s primary translation exchange risk exposures at September 30, 2025 were the euro, Czech koruna, and Thai baht. Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at period end. The resulting translation adjustments are recorded in accumulated other comprehensive (loss)/income as foreign currency translation adjustments.
Commodity Risk
The Company is subject to the effects of changing raw material and component costs caused by movements in underlying commodity prices. The Company purchases raw materials and components containing various commodities including nickel, zinc, aluminum and copper. The Company generally buys these raw materials and components based upon market prices that are established with the vendor as part of the procurement process.
From time to time, the Company enters into contracts with its vendors to lock in commodity prices for various periods to limit its near-term exposure to fluctuations in raw material and component prices. In addition, the Company enters into commodity forward contracts, for commodities such as nickel, copper and aluminum, to reduce the variability on its earnings and cash flows of purchasing raw materials containing such commodities. The Company does not designate these contracts as hedge transactions. Accordingly, the mark-to-market impacts of these contracts are recorded each period to current earnings. At September 30, 2025, the Company was managing $0.8 million notional value of nickel forward contracts and $0.1 million notional value of copper forward contracts. At December 31, 2024, the Company was managing $1.7 million notional value of nickel forward contracts.
The Company presents its derivatives at gross fair values in the Company’s Condensed Consolidated Balance Sheets and does not maintain derivative contracts which would require financial instrument or collateral balances.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Solely because of a previously-disclosed material weakness in our internal control over financial reporting as described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weaknesses in Internal Control Over Financial Reporting
We previously identified a material weakness related to the design and maintenance of controls to prevent or detect material misstatements to our consolidated financial statements. Specifically, we did not design, implement and maintain an adequate review and approval process with respect to manual or non-routine journal entries.
We have implemented measures, and continue to be in the process of implementing additional measures, to improve our internal management review controls, including review and approval of journal entries. The material weakness will not be considered remediated until we complete the design and implementation of controls, the controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2025.
Limitations on the Effectiveness of Controls
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
From time to time we are a party to various legal proceedings incidental to the conduct of our business. The results of legal proceedings are inherently unpredictable and uncertain. We are not presently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations, cash flows or capital levels.
We periodically reexamine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels for the proceedings and claims described in the notes to our consolidated financial statements could change in the future.
Regardless of the outcome, legal proceedings have the potential to have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Currently, no material legal proceedings are pending or, to our knowledge, threatened or contemplated against us, that could have a material adverse effect on our business, financial position or results of operations.
See Note 18 - Commitments and Contingencies to the condensed consolidated financial statements for further information on the Company's legal proceedings.
Item 1A. Risk Factors.
The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the IPO Prospectus under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. There have been no material changes to the Company’s risk factors since those set forth in the IPO Prospectus.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
We have engaged in the following transactions that were not registered under the Securities Act during the three months ended September 30, 2025. Share amounts have been adjusted to give effect to a 142-for-1 forward stock split effected on September 26, 2025.
In August 2025, we sold an aggregate of 36,678 shares of our common stock with an aggregate purchase price of $500,000 issued pursuant to our 2015 Stock Purchase Plan.
The offers, sales and issuances of the securities described in this Item 15(a) were exempt from registration under the Securities Act under either Rule 701, in that the transactions were under compensatory benefit plans and contracts relating to compensation, or under Section 4(a)(2) of the Securities Act, in that the transactions were between an issuer and certain employees and did not involve any public offering within the meaning of Section 4(a)(2). The recipients of such securities were our employees, directors or consultants. Appropriate legends were affixed to the securities issued in these transactions.
Use of Proceeds
On October 10, 2025, we completed our initial public offering pursuant to which 43,195,120 shares of our common stock were sold, which includes the issuance and sale of 24,390,243 shares by the Company and the sale by a selling stockholder of 18,804,877 shares including the full exercise of the underwriters’ option to purchase 5,634,146 additional shares, at a price to the public of $22.00 per share. The proceeds to the Company from the IPO were approximately $505.7 million, net of underwriting discounts and commissions and estimated offering costs of approximately $30.8 million.
The net proceeds from our initial public offering along with cash on-hand were used to repay $525.0 million of our indebtedness outstanding under the Term Loan on October 17, 2025.
There has been no material change in the intended use of proceeds from our IPO as described in our Registration Statement on Form S-1 (File No. 333-290217), which became effective on September 30, 2025.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
During the nine months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.
(a)Exhibit Index
Exhibit Index

Exhibit Number	Exhibit Description

3.1
Fourth Amended and Restated Certificate of Incorporation of Alliance Laundry Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on October 9, 2025).

3.2
Third Amended and Restated Bylaws of Alliance Laundry Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-8 filed with the Commission on October 9, 2025).

10.1
2025-2 Revolving Facility Repricing Amendment to Credit Agreement, dated August 21, 2025, by and among Alliance Laundry Holdings LLC, Alliance Laundry Systems LLC, Alliance Laundry (Thailand) Company Limited, Citibank, N.A., as Administrative Agent and each Initial Revolving Facility Lender, Issuing Bank and Swingline Lender party thereto (contains conformed copy of agreement to date) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on September 12, 2025)

10.2
Underwriting Agreement, dated October 8, 2025, by and between Alliance Laundry Holdings Inc., BDT Badger Holdings, LLC, and BofA Securities, Inc. and J.P. Morgan Securities LLC, as representatives of the several underwriters specified therein (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2025).

10.3
Stockholders Agreement, dated October 8, 2025, by and between Alliance Laundry Holdings Inc. and BDT Badger Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2025).

10.4
Registration Rights Agreement, dated October 8, 2025, by and between Alliance Laundry Holdings Inc. and BDT Badger Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2025).

10.5#
Amended and Restated Employment Agreement, dated October 9, 2025, by and between Alliance Laundry Holdings Inc. and Michael D. Schoeb (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2025).

10.6#
Form of Indemnification Agreement, by and between Alliance Laundry Holdings Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the Commission on September 12, 2025).

10.7#
Alliance Laundry Holdings Inc. 2025 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the Commission on October 9, 2025).

10.8#
Alliance Laundry Holdings Inc. 2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed with the Commission on October 9, 2025).

31.1+	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
#Indicates management contract or compensatory plan.
+Filed herewith.
*The certification attached as Exhibit 32.1 and Exhibit 32.2 that accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance Laundry Holdings Inc.

Date: November 13, 2025	By:	/s/ Dean Nolden
Dean Nolden
Chief Financial Officer
(Principal Financial Officer)

Date: November 13, 2025	By:	/s/ Brian Sikora
Brian Sikora
Chief Accounting Officer
(Principal Accounting Officer)