Form 10-Q
period 2026-03-31
Alliance Laundry Holdings Inc.
filed 2026-05-12
CIK 1317685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
(920) 748-3121
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
Yes ☐ No ☒
As of May 7, 2026 there were 198,608,652 of the registrant's shares of common stock, par value $0.01 per share, outstanding.

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
•our principal stockholder has significant influence over us; and
•our status as a “controlled company” within the meaning of the NYSE corporate governance standards; and
•other factors disclosed in the section entitled “Risk Factors” in Part I Item 1A. in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and elsewhere in this Quarterly Report.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2025. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other Securities and Exchange Commission (“SEC”) filings and public communications. You should evaluate all forward-looking statements made in this Quarterly Report in the context of these risks and uncertainties.
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

Part I - Financial Information
Item 1. Financial Statements
ALLIANCE LAUNDRY HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	(unaudited)
	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$129,349	$123,102
Restricted cash	1,683	3,602
Restricted cash - for securitization investors	21,330	22,999
Accounts receivable, net	109,402	113,651
Inventories, net	162,084	146,039
Inventories, net - related parties	1,121	821
Accounts receivable, net - restricted for securitization investors	143,266	141,973
Equipment financing receivables, net	2,018	2,822
Equipment financing receivables, net - restricted for securitization investors	94,007	92,011
Prepaid expenses and other current assets	28,139	28,862
Total current assets	692,399	675,882

Equipment financing receivables, net	2,579	4,913
Property, plant, and equipment, net	255,753	265,250
Operating lease right-of-use assets	20,837	20,741
Equipment financing receivables, net - restricted for securitization investors	482,158	470,408
Deferred income tax asset, net	3,245	3,169
Debt issuance costs, net	3,164	3,461
Goodwill	682,227	684,230
Intangible assets, net	741,973	754,737
Other long-term assets	3,413	3,097
Total assets	$2,887,748	$2,885,888

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$100	$113
Accounts payable	153,837	128,662
Accounts payable - related parties	1,969	1,852
Asset backed borrowings - owed to securitization investors	190,068	194,180
Current operating lease liabilities	6,031	5,927
Other current liabilities	153,770	153,592
Total current liabilities	505,775	484,326

Long-term debt, net	1,290,451	1,354,636
Asset backed borrowings - owed to securitization investors	430,268	424,406
Deferred income tax liability	168,427	169,355
Long-term operating lease liabilities	15,679	15,745
Other long-term liabilities	47,004	45,302
Total liabilities	2,457,604	2,493,770

Commitments and contingencies (See Note 17)
Stockholders' equity:
Redeemable preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 198,226,870 and 197,532,147 issued, respectively, and 198,226,870 and 197,532,147, outstanding, respectively	1,982	1,975
Additional paid-in capital	503,075	509,369
Accumulated deficit	(119,488)	(176,404)
Accumulated other comprehensive income	44,575	57,178
Total stockholders' equity	430,144	392,118
Total liabilities and stockholders’ equity	$2,887,748	$2,885,888
The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Net revenues:
Equipment, service parts and other	$414,706	$377,718
Equipment financing	12,181	11,855
Net revenues	426,887	389,573
Costs and expenses:
Cost of sales	259,463	235,546
Cost of sales - related parties	1,670	1,447
Equipment financing expenses	8,565	7,559
Gross profit	157,189	145,021

Selling, general, and administrative expenses	73,328	70,463
Selling, general, and administrative expenses - related parties	55	75
Total operating expenses	73,383	70,538
Operating income	83,806	74,483

Interest expense, net	17,888	44,912
Other (income)/expenses, net	(6,470)	7,121
Income before taxes	72,388	22,450
Provision for income taxes	15,472	5,221
Net income	$56,916	$17,229

Comprehensive income:
Net income	$56,916	$17,229
Foreign currency translation adjustment	(12,603)	16,739
Comprehensive income	$44,313	$33,968

Net income per share attributable to common stockholders
Basic	$0.29	$0.10
Diluted	$0.28	$0.10

Weighted average number of common shares outstanding
Basic	197,869	170,639
Diluted	203,281	174,653
The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$56,916	$17,229
Adjustments to reconcile Net income to net cash provided by operating activities:
Depreciation and amortization	22,504	23,314
Amortization and extinguishment of debt issuance costs	554	511
Amortization of original issue discount	581	398
Non-cash interest (income) expense	(4,290)	5,721
Non-cash (gain)/loss on commodity & foreign exchange contracts, net	(369)	24
Non-cash foreign exchange (gain)/loss, net	(6,475)	6,065
Non-cash stock-based compensation	1,256	1,003
Loss on sale of property, plant, and equipment	7	94
Provision for credit losses	2,051	551
Deferred income taxes	(473)	(4,360)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts and equipment financing receivables, net	1,627	5,317
Accounts receivable - restricted for securitization investors	(1,353)	(21,018)
Inventories, net	(14,015)	(12,304)
Inventories, net - related party	(300)	176
Equipment financing receivables, net - restricted for securitization investors	(17,493)	(5,928)
Other assets	7,672	523
Accounts payable	27,328	21,348
Accounts payable - related parties	117	(78)
Other liabilities	4,024	6,840
Net cash provided by operating activities	79,869	45,426

Cash flows from investing activities:
Capital expenditures	(5,187)	(8,478)
Acquisition of businesses, net of cash acquired	(3,185)	(2,042)
Proceeds on disposition of assets	66	142
Originations of equipment financing receivables, net - restricted for securitization investors	(14,224)	(15,843)
Collections of equipment financing receivables, net - restricted for securitization investors	16,113	14,885
Net cash used in investing activities	(6,417)	(11,336)

Cash flows from financing activities:
Payments on long-term borrowings	(65,000)	—
Increase in asset backed borrowings owed to securitization investors	47,644	60,047
Decrease in asset backed borrowings owed to securitization investors	(45,895)	(50,004)
Repurchase of common stock	—	(1,912)
Taxes paid related to net share settlement of stock options	(7,612)	—
Net proceeds from stock options exercised	69	—
Net cash (used in)/provided by financing activities	(70,794)	8,131

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1	505

Increase in cash, cash equivalents, and restricted cash	2,659	42,726
Cash, cash equivalents, and restricted cash at beginning of period	149,703	188,042
Cash, cash equivalents, and restricted cash at end of period	$152,362	$230,768

Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$129,349	$204,648
Restricted cash	1,683	2,719
Restricted cash - for securitization investors	21,330	23,401
Total cash, cash equivalents, and restricted cash shown in the Statement of Cash Flows	$152,362	$230,768

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,468	$25,170
Cash paid for interest - to securitized investors	$7,462	$7,565
Cash paid for income taxes	$3,447	$1,959

Supplemental disclosure of investing and financing non-cash activities:
Capital expenditures included in accounts payable	$2,003	$3,376
The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
(unaudited)
(in thousands)

	For the three months ended March 31, 2026
	Common Stock	Additional Paid-in Capital	Treasury Stock	(Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity/(Deficit)
Balances at December 31, 2025	$1,975	$509,369	$—	$(176,404)	$57,178	$392,118
Net income	—	—	—	56,916	—	56,916
Foreign currency translation adjustment	—	—	—	—	(12,603)	(12,603)
Exercise of stock options and taxes paid for net share settlement	7	(7,619)	—	—	—	(7,612)
Exercise of stock options	—	69	—	—	—	69
Repurchase of common stock	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—
Share-based compensation	—	1,256	—	—	—	1,256
Retirement of treasury stock	—	—	—	—	—	—
Balances at March 31, 2026	$1,982	$503,075	$—	$(119,488)	$44,575	$430,144

	For the three months ended March 31, 2025
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity/(Deficit)
Balances at December 31, 2024	$1,896	$189,911	$(498,910)	$31,527	$(1,752)	$(277,328)
Net income	—	—	—	17,229	—	17,229
Foreign currency translation adjustment	—	—	—	—	16,739	16,739
Change in pension liability and other benefits, net	—	—	—	—	—	—
Exercise of stock options and taxes paid for net share settlement	2	(2)	—	—	—	—
Exercise of stock options	—	—	—	—	—	—
Repurchase of common stock	—	—	(1,912)	—	—	(1,912)
Dividends	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Share-based compensation	—	1,003	—	—	—	1,003
Balances at March 31, 2025	$1,898	$190,912	$(500,822)	$48,756	$14,987	$(244,269)

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
Basis of Presentation
The interim condensed consolidated financial statements of ALH and consolidated subsidiaries have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted as permitted for reporting of interim financial statements. The interim condensed consolidated financial statements are unaudited; however, in the opinion of management, such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal and recurring adjustments, necessary for a fair statement of its financial position, results of operations, and cash flows for the interim periods presented. The condensed consolidated financial statements as presented should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the Year Ended December 31, 2025. Results for interim periods are not necessarily indicative of future results.
Significant Accounting Policies
A comprehensive discussion of our critical accounting policies and management estimates is included in our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
Allowance for Credit Losses - Equipment Financing Receivables
The allowance for credit losses is an estimate of expected credit losses over the remaining contractual life of the Company’s equipment financing receivables portfolio. The Company’s estimate includes accounts that have been individually identified as impaired and estimated credit losses over a pool of receivables where it is expected that certain receivables in the pool are impaired but that the individual accounts cannot yet be identified. When determining estimates of expected credit losses or whether an account is impaired, management takes into consideration numerous quantitative and qualitative factors such as historical loss experience, credit risk, portfolio duration and economic conditions. The Company determined that there is a limited correlation between expected credit losses and forecasted economic conditions based on a correlation analysis performed to compare historical losses to various economic conditions, such as real gross domestic product, inflation rate and unemployment rate. On an ongoing basis, the Company monitors credit quality based on past-due status as there is a meaningful correlation between the past-due status of customers and the risk of credit loss.

The Company determines that an equipment financing receivable is impaired when it is expected that it will be unable to collect all amounts due according to the contractual terms of the loan or lease. These equipment financing receivables are collateral–dependent and measurement of impairment is based upon the estimated fair value of collateral. The determination of the allowance for credit losses is based on an analysis of historical loss experience and reflects an amount which, in the Company’s judgment, is adequate to provide for expected credit losses. When a financing receivable is non-performing, aged greater than 89 days and the Company has exhausted all efforts of collection, the receivable is deemed to be uncollectible and is charged off and deducted from the allowance. The allowance is increased for recoveries and by charges to earnings.
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
New Accounting Pronouncements Adopted
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326). This guidance provides a practical expedient, permitting an entity to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when estimating expected credit losses. The amendment is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. While the Company adopted this ASU effective January 1, 2026 and elected the practical expedient, the adoption did not have a material impact on the Company's Consolidated Financial Statements.

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

Note 2 – Net Revenues
Net revenues by reportable segment and major type of good or service were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
North America
Equipment	$267,142	$239,948
Service parts	31,722	31,564
Equipment financing	12,106	11,764
Other	8,849	9,043
Total North America Net revenues	$319,819	$292,319

International
Equipment	$93,106	$84,742
Service parts	12,678	10,922
Equipment financing	75	91
Other	1,209	1,499
Total International Net revenues	$107,068	$97,254

Total Net revenues	$426,887	$389,573
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
Sales incentive programs such as cash discounts, customer promotional allowances, and volume rebates are used to promote the sale of equipment and other products. The Company estimates its variable consideration related to sales incentive programs using the most likely amount. Revenues are recorded net of sales incentive allowances, and are based on factors specific to each customer’s program such as expected sales volume and rebate percentages. The Company maintains an accrual at the end of each period for the unpaid amount the customer is expected to earn related to such programs. As of March 31, 2026 and December 31, 2025, the related accrual balances were $16.2 million and $27.4 million, respectively. The accruals are recorded in Other current liabilities in the Condensed Consolidated Balance Sheets.
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
The Company sells an extended warranty to its customers that is a separate performance obligation as the Company stands by ready to perform additional warranty work not covered by the standard warranty. The Company defers the extended warranty revenue until the period covered by the extended warranty begins, and then recognizes extended warranty revenue ratably over the coverage period. The extended warranty contract liability was $1.0 million at March 31, 2026 and $1.4 million at December 31, 2025.
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

Note 3 - Other (Income)/ Expenses, net
The following table presents a summary of Other (income)/expenses, net, as shown in the Condensed Consolidated Statements of Comprehensive Income.

	Three Months Ended March 31,
(in thousands)	2026	2025
Foreign exchange (gains)/losses on intercompany loans, net	$(6,475)	$6,065
Debt issuance cost write-offs and amendment expenses	5	1,056
Other (income)/expenses, net	$(6,470)	$7,121
Foreign exchange (gains)/losses on intercompany loans, net result from intercompany loans where the lender or borrower’s functional currency differs from the loan denomination currency.
See Note 11 - Debt for further information regarding debt issuance cost write-offs and amendment expenses.

Note 4 - Asset Backed Facilities
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
On December 29, 2025, the Company entered into an agreement (the "Facility Limit Increase Agreement") to convert the $30.0 million uncommitted amount to committed, increasing the lender committed amount under the Asset Backed Equipment Facility from $500.0 million to $530.0 million. As a result, the Company incurred $0.1 million of fees which were capitalized and included in Debt issuance costs, net in the Consolidated Balance Sheets. These costs are being amortized over the three-year life of the facility, which approximates the effective interest method.
The trust finances the acquisition of equipment financing receivables through borrowings under the Asset Backed Equipment Facility in the form of funding notes which are limited to an advance rate of approximately 88%. Under the Asset Backed Equipment Facility, interest payments on the variable funding notes are paid monthly at an interest rate equal to the daily simple SOFR ("Secured Overnight Financing Rate") rate plus a margin of 120 basis points, which was equivalent to 4.8% at March 31, 2026. If an event of default occurs, the otherwise applicable interest rate for the Asset Backed Equipment Facility will be increased by an amount equal to 200 basis points per annum. The lenders also earn an unused facility fee of 0.35% of the unfunded portion of each lender's commitment amount prior to a rapid amortization event or event of default.
After May 1, 2028, ALERT 2015A will not be permitted to request new borrowings under the Asset Backed Equipment Facility, and the outstanding borrowings will amortize over a period of two and a half years with any remaining balance due at maturity.
The equipment financing receivables typically have interest rates ranging primarily from Prime plus 0.0% to Prime plus 4.75% for variable rate equipment financing receivables and 3.75% to 11.50% for fixed-rate equipment financing receivables. The average interest rate for all equipment financing receivables at March 31, 2026 was 8.39% with terms ranging primarily from two to twelve years. The weighted-average remaining expected life of equipment financing receivables held by the trust was approximately 3.43 years at March 31, 2026. All equipment financing receivables allow the holder to prepay outstanding principal amounts without penalty.
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
On June 30, 2022, the Company entered into an amendment to the Asset Backed Trade Receivables Facility to extend the term of the agreement until June 30, 2025, and increase the facility limit of $100.0 million to $120.0 million.
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
Under the Asset Backed Trade Receivables Facility, interest payments on the variable funding notes are paid monthly at an interest rate equal to the daily 1-month SOFR rate plus a margin of 110 basis points, which was 4.8% as of March 31, 2026. The lender also earns an unused facility fee of 0.35% of the unfunded portion of each lender's commitment amount. The Company consolidates the trust, including the assets and liabilities associated with the sale of accounts and equipment financing receivables, into its Consolidated Financial Statements.
    After May 1, 2028, ALTR LLC will not be permitted to request new borrowings under the Asset Backed Trade Receivables Facility, and the outstanding borrowings will amortize over 180 days with any remaining balance due at maturity.
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
Note 5 - Securitization Activities
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

(in thousands)	March 31, 2026	December 31, 2025
Cash reserve accounts	$5,811	$5,718
Collection accounts - accounts receivable	3,139	935
Collection accounts - equipment financing receivables	12,380	16,346
Restricted cash - for securitization investors	$21,330	$22,999
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
The following table presents the Company’s residual interests in Accounts Receivable - restricted for securitization investors.

(in thousands)	March 31, 2026	December 31, 2025
Accounts receivable - restricted for securitization investors	$144,752	$143,764
Less: Allowance for accounts receivable credit losses	(1,486)	(1,791)
Accounts receivable, net - restricted for securitization investors	143,266	141,973
Less: Asset backed borrowings - owed to securitization investors	(106,932)	(113,176)
Company's residual interest in securitized accounts receivable	$36,334	$28,797

The following table presents the Company’s residual interests in Equipment financing receivables, net - restricted for securitization investors.

	March 31, 2026		December 31, 2025
(in thousands)	Current	Long-term	Current	Long-term
Equipment financing receivables - restricted for securitization investors	$96,351	$486,370	$93,614	$474,292
Less: Allowance for equipment financing receivables credit losses	(2,344)	(4,212)	(1,603)	(3,884)
Equipment financing receivables, net - restricted for securitization investors	94,007	482,158	92,011	470,408
Less: Asset backed borrowings - owed to securitization investors	(83,136)	(430,268)	(81,004)	(424,406)
Company's residual interest in securitized equipment financing receivables	$10,871	$51,890	$11,007	$46,002
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

The following tables, shown in thousands, present an aging analysis of past due, non-performing and current equipment financing receivables by class and vintage year:

March 31, 2026	2026	2025	2024	2023	2022	Prior	Total
Securitized
Current	$52,722	$179,147	$126,522	$90,720	$53,221	$62,784	$565,116
30-59 Days	—	—	1,368	131	531	—	2,030
60-89 Days	—	935	979	7	6	211	2,138
Total past due accruing	—	935	2,347	138	537	211	4,168
Over 89 Days non-performing	—	737	5,868	3,619	1,285	1,928	13,437
Total Securitized	$52,722	$180,819	$134,737	$94,477	$55,043	$64,923	$582,721
Current period gross charge-offs	$—	$—	$367	$291	$—	$158	$816

Unsecuritized
Current	$516	$63	$956	$44	$1,085	$2,128	$4,792
30-59 Days	—	—	—	—	—	2	2
60-89 Days	—	—	—	—	15	—	15
Total past due accruing	—	—	—	—	15	2	17
Over 89 Days non-performing	—	—	—	—	136	482	618
Total Unsecuritized	$516	$63	$956	$44	$1,236	$2,612	$5,427
Current period gross charge-offs	$—	$—	$—	$—	$—	$39	$39

December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
Securitized
Current	$185,415	$136,144	$97,584	$60,113	$31,519	$38,916	$549,691
30-59 Days	—	1,158	1,007	7	156	392	2,720
60-89 Days	—	2,433	313	73	855	—	3,674
Total past due accruing	—	3,591	1,320	80	1,011	392	6,394
Over 89 Days non-performing	737	5,105	2,724	1,286	1,068	901	11,821
Total Securitized	$186,152	$144,840	$101,628	$61,479	$33,598	$40,209	$567,906
Current period gross charge-offs	$—	$13	$220	$77	$577	$442	$1,329

Unsecuritized
Current	$319	$1,104	$55	$1,221	$1,564	$3,285	$7,548
30-59 Days	—	—	—	56	286	—	342
60-89 Days	—	—	—	—	15	15	30
Total past due accruing	—	—	—	56	301	15	372
Over 89 Days non-performing	—	—	—	143	390	197	730
Total Unsecuritized	$319	$1,104	$55	$1,420	$2,255	$3,497	$8,650
Current period gross charge-offs	$—	$—	$—	$227	$58	$170	$455
The Company elected to exclude accrued interest receivable from the amortized cost basis. Accrued interest was $2.3 million and $2.3 million as of March 31, 2026 and December 31, 2025, respectively, which we report in Accounts Receivable in the Condensed Consolidated Balance Sheets.

The following tables present activity in the allowance for losses related to equipment financing receivables held on the Condensed Consolidated Balance Sheets. Refer to Note 2 to the consolidated financial statements included in our audited consolidated financial statements for the year ended December 31, 2025 for further discussion of our allowance for credit losses.

	Three Months Ended March 31, 2026
(in thousands)	Unsecuritized Equipment Financing Receivables Portfolio	Securitized Equipment Financing Receivables Portfolio
Beginning period balance	$915	$5,487
Current period provisions	(46)	1,859
Actual write-offs	(39)	(816)
Recoveries	15	26
Impact of foreign exchange rates	(15)	—
Balance at end of period	$830	$6,556

	Three Months Ended March 31, 2025
(in thousands)	Unsecuritized Equipment Financing Receivables Portfolio	Securitized Equipment Financing Receivables Portfolio
Beginning period balance	$892	$4,995
Current period provisions	(107)	413
Actual write-offs	(60)	(478)
Recoveries	101	14
Impact of foreign exchange rates	4	—
Balance at end of period	$830	$4,944
Other Trust Items
The Company incurred $1.9 million of capitalized debt issuance costs associated with the refinancing of Asset Backed Facilities in 2025. The following table presents the amortization expense related to debt issuance costs.

	Three Months Ended March 31,
(in thousands)	2026	2025
Amortization expense	$166	$176
Note 6 - Inventories
The following table summarizes our inventories as of March 31, 2026 and December 31, 2025.

(in thousands)	March 31, 2026	December 31, 2025
Finished goods	$75,192	$63,559
Raw materials	66,517	62,335
Work in process	21,496	20,966
Inventories, net	$163,205	$146,860

Note 7 - Derivative Financial Instruments
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
Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. The Company primarily deals with investment grade counterparties and monitors its overall credit risk and exposure to individual counterparties. The Company does not anticipate non-performance by any counterparties. The amount of counterparty credit exposure is the unrealized gains, if any, on such derivative contracts. The Company does not require, nor does it post collateral, or security, on such contracts.
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
Interest Rate Risk.
Borrowings outstanding under the Term Loan totaled $1,300.0 million at March 31, 2026. Borrowings under the Term Loan bear interest, at the option of Alliance Laundry, at a rate equal to an applicable margin plus (a) the adjusted base rate or (b) the term SOFR (both rates as defined in the Credit Agreement). The applicable margins for the Term Loan are currently 1.25% with respect to adjusted base rate loans and 2.25% with respect to term SOFR loans. An assumed 10% increase/decrease in the SOFR interest rate in effect at March 31, 2026 would increase/decrease annual interest expense $2.0 million on the non-hedged portion of the borrowing.
Effective September 3, 2024, the Company entered into a $600.0 million interest rate swap agreement to hedge a portion of our interest rate risk related to our long-term borrowings. Under this swap, which matures on September 1, 2027, the Company pays a fixed rate of 3.61% and receives or pays monthly interest payments based upon a comparison to the one-month SOFR rate.
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
Regarding transactional foreign exchange risk, the Company from time to time enters into certain forward exchange contracts to reduce the variability of the earnings and cash flow impacts of foreign denominated receivables and payables. The Company does not designate these contracts as hedge transactions. Accordingly, the mark-to-market impact of these contracts is recorded each period to current earnings. At March 31, 2026, the Company had no outstanding foreign currency contracts.
The Company’s primary translation exchange risk exposures at March 31, 2026 were the euro, Czech koruna, and Thai baht. Amounts invested in non-U.S. based subsidiaries are translated into US dollars at the exchange rate in effect at period end. The resulting translation adjustments are recorded in accumulated other comprehensive income/(loss) as foreign currency translation adjustments.
Commodity Risk
The Company is subject to the effects of changing raw material and component costs caused by movements in underlying commodity prices. The Company purchases raw materials and components containing various commodities including nickel, zinc, aluminum, and copper. The Company generally buys these raw materials and components based upon market prices that are established with the vendor as part of the procurement process.
From time to time, the Company enters into contracts with its vendors to lock in commodity prices for various periods to limit its near-term exposure to fluctuations in raw material and component prices. In addition, the Company enters into commodity forward contracts, for commodities such as nickel, copper and aluminum, to reduce the variability on its earnings and cash flows of purchasing raw materials containing such commodities. The Company does not designate these contracts as hedge transactions. Accordingly, the mark-to-market impacts of these contracts are recorded each period to current earnings. At March 31, 2026, the Company was managing $2.9 million notional value of nickel forward contracts.

The Company presents its derivatives at gross fair values in the Condensed Consolidated Balance Sheets and does not maintain derivative contracts which would require financial instrument or collateral balances. The following tables summarize the fair value of the Company’s outstanding derivative contracts included within the Condensed Consolidated Balance Sheets.

	March 31, 2026
	Fair Value (Level 2)
(in thousands)	Notional Amount	Assets	Liabilities	Location on Balance Sheet	Term
Undesignated derivatives:
Interest rate swap	$750,000	$994	$—	Prepaid expenses and other current assets and Other assets	Various through 4/3/2028
Commodity hedges	2,943	331	—	Prepaid expenses and other current assets	Various through 1/5/27
Interest rate cap	52,447	63	—	Other long-term assets	Various through 9/15/31
Total undesignated derivatives		$1,388	$—

	December 31, 2025
	Fair Value (Level 2)
(in thousands)	Notional Amount	Assets	Liabilities	Location on Balance Sheet	Term
Undesignated derivatives:
Interest rate swap	$750,000	$—	$3,341	Other current liabilities and long-term liabilities	Various through 4/3/2028
Commodity hedges	3,177	281	14	Prepaid expenses and other current assets and Other current liabilities	Various through 12/31/25
Interest rate cap	55,091	38	—	Other long-term assets	Various through 9/15/31
Total undesignated derivatives		$319	$3,355
The following table presents the combined cash and non-cash effects of derivative instruments on the Company’s Condensed Consolidated Statements of Comprehensive Income.

		Gain/(Loss) Recognized on Undesignated Derivatives
(in thousands)	Location in Statement of	Three Months Ended March 31,
Undesignated Derivatives	Comprehensive Income	2026	2025
Interest rate swap	Interest expense, net	$4,503	$(4,703)
Foreign currency hedges	Cost of sales	306	(62)
Commodity hedges	Cost of sales	61	(27)
Interest rate cap	Interest expense, net	25	(80)
		$4,895	$(4,872)

Note 8 - Other Current Liabilities
The following table presents the major components of Other current liabilities.

(in thousands)	March 31, 2026	December 31, 2025
Salaries, wages and other employee benefits	$35,622	$42,814
Product warranties	31,167	30,420
Accrued interest	11,806	14,159
Accrued sales incentives	16,157	27,422
Income taxes	21,410	9,501
Other current liabilities	37,608	29,276
	$153,770	$153,592
Note 9 - Income Taxes
During the three months ended March 31, 2026 and 2025, the Company calculated its effective tax rate to be 21.4% and 23.3%, respectively. The decrease in the effective tax rate is primarily due to the impact of deductibility for exercises of stock options.

At the end of each interim period, the Company makes an estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjusts the quarterly rate as necessary.
The Company has approximately $4.7 million and $4.5 million of unrecognized tax benefits as of March 31, 2026 and December 31, 2025, respectively, which, if recognized, would impact the effective tax rate. The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2026 and December 31, 2025, accrued interest and penalties related to the reserve for uncertain tax positions were $1.0 million and $0.9 million, respectively.
Tax years which remain subject to examination by tax authorities for the Company’s significant tax jurisdictions include 2020 and after for the United States and Luxembourg and 2022 and after for Belgium and the Czech Republic.

Note 10 – Product Warranties
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

The following table presents the changes in the carrying amount of the total product warranty liability.

	Three Months Ended March 31,
(in thousands)	2026	2025
Balance at beginning of period	$69,160	$51,787
Currency translation adjustment	(130)	72
Accruals charged to earnings	11,567	9,189
Payments made during the period	(8,105)	(7,158)
Balance at end of period	$72,492	$53,890
Product warranty of $31.2 million and $30.4 million is recorded in Other current liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively. Product warranty of $41.3 million and $38.7 million is recorded in Other long-term liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively.
Note 11 - Debt
The following table presents the Company’s debt, other than debt related to securitization activities discussed in Note 4 - Asset Backed Facilities and Note 5 - Securitization Activities.

(in thousands)	March 31, 2026	December 31, 2025
Term Loan due August 2031 (5.92% and 5.98% as of March 31, 2026 and December 31, 2025, respectively)	$1,300,000	$1,365,000
Finance lease obligations	201	236
Gross long-term debt	1,300,201	1,365,236
Less: current portion of finance lease obligations	(100)	(113)
Less: unamortized debt issuance costs on Term Loan	(3,241)	(3,496)
Less: unamortized original issue discount on Term Loan	(6,409)	(6,991)
Long-term debt, net	$1,290,451	$1,354,636
Credit Facility
On August 19, 2024, the Company entered into a credit agreement, by and among Alliance Laundry Holdings LLC ("Alliance Holdings"), Alliance Laundry as the Borrower (“Borrower”), the lenders party thereto and Citibank, as Administrative Agent (the “Credit Agreement”). The Credit Agreement provides for (i) an initial Term Loan facility (the “Term Loan”) in the aggregate principal amount of $2,075.0 million and (ii) initial revolving credit facilities (the “RCF” and, together with the Term Loan, the “Credit Facility”) of $250.0 million principal amount of revolving commitments, with $225.0 million issuable in U.S. Dollars or Euros and $25.0 million issuable in Thai Baht, with a $102.2 million sub-limit for issuance of letters of credit and a $25.0 million sub-limit for swingline loans. The Term Loan was issued with an original issue discount of 50 basis points. Interest is payable no less frequently than quarterly at the rate of SOFR plus 3.5% (or the applicable base rate plus 2.5%), with a 0.0% SOFR floor. Interest under the RCF accrues at the rate of SOFR plus 3.25% (or the applicable base rate plus 2.25%).
On February 20, 2025, we finalized an amendment to our Credit Agreement, which reduced the applicable margin on the Term Loan and RCF. The result was an interest rate on our Term Loan of

SOFR plus 2.75% and an interest rate on our RCF of SOFR plus 2.50%. Additionally, we incorporated opportunities for further margin reductions contingent upon achieving improvements in our leverage ratio. The company incurred $1.0 million of fees in connection with the amendment. These fees were expensed and included in Other (income)/expenses, net in the Condensed Consolidated Statement of Comprehensive Income.
On August 21, 2025, we finalized an amendment to our Credit Agreement, which reduced the applicable margin on the Term Loan and RCF. The result is an interest rate on our Term Loan of SOFR plus a margin of 2.25% and an interest rate on our RCF of SOFR plus a margin of 2.25%. Additionally, we incorporated opportunities for further margin reductions contingent upon achieving improvements in our leverage ratio and rating agency upgrades. The company incurred $1.3 million of fees in connection with the amendment. These fees were expensed and included in Other (income)/expenses, net in the Condensed Consolidated Statement of Comprehensive Income. As of March 31, 2026, the interest rate under the RCF was 5.92%. Additionally, a commitment fee based upon the Company’s leverage ratio is charged on the unused portion of the commitments under the RCF. As of March 31, 2026, the commitment fee was 0.25%.
For the three months ended March 31, 2026, the Company made $65.0 million in voluntary prepayments on the Term Loan. During year ended December 31, 2025, the Company made total voluntary prepayments on the Term Loan of $710.0 million, consisting of a $525.0 million prepayment on October 17, 2025, funded with net proceeds from the Company's initial public offering and cash on hand, and $185.0 million of other voluntary prepayments made during the year. The repayments were first applied to and eliminated the future required quarterly installment principal repayments.
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
The Credit Agreement contains covenants that are customary for similar credit arrangements, including, among other things, covenants relating to: (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, (iv) notification of certain events, and (v) certain covenants limiting the ability of the Borrower and its subsidiaries to, among other things, sell or transfer assets, consummate fundamental changes, incur or guarantee indebtedness or liens, make investments, or enter into transactions with affiliates. The Company is in compliance with all covenants as of March 31, 2026.

The RCF is available, subject to certain conditions, for general corporate purposes in the ordinary course of business and for other transactions permitted under the Credit Agreement. A portion of the RCF not in excess of $102.2 million is available for the issuance of letters of credit. As of March 31, 2026, the Company had one irrevocable standby letter of credit outstanding, for a total of $4.5 million, issued to support the Company's insurance obligations. There were no letters of credit outstanding as of December 31, 2025. The RCF was not drawn as of March 31, 2026 or December 31, 2025.
Other Debt
As discussed in greater detail in Note 5 - Securitization Activities, the Company had total debt outstanding of $620.3 million and $618.6 million related to its securitization activities as of March 31, 2026 and December 31, 2025, respectively.
Debt Issuance Costs and Original Issue Discount
The following table presents a summary of other disclosure items related to the Company’s debt, which are recorded in interest expense, net line of our Condensed Consolidated Statement of Comprehensive Income:

	Three Months Ended March 31,
(in thousands)	2026	2025
Amortization expense - debt issuance costs	$388	$335
Amortization expense - original issue discount	$581	$398
Note 12 – Accumulated Other Comprehensive Income/(Loss)
The following tables present the changes in Accumulated other comprehensive income/(loss) by component, net of tax.

	Other Post-Retirement Benefits, Net
	Three Months Ended March 31,
(in thousands)	2026	2025
Balance at beginning of period	$1,650	$1,842
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—
Net other comprehensive income	—	—
Balance at end of period	$1,650	$1,842

	Foreign Currency Translation
	Three Months Ended March 31,
(in thousands)	2026	2025
Balance at beginning of period	$55,528	$(3,594)
Other comprehensive income/(loss) before reclassifications	(12,603)	16,739
Amounts reclassified from accumulated other comprehensive income/(loss)	—	—
Net other comprehensive income/(loss)	(12,603)	16,739
Balance at end of period	$42,925	$13,145

Note 13 - Stock Based Compensation

2015 Stock Option Plan
On September 25, 2025, the Company’s board of directors and stockholders terminated the 2015 Stock Option Plan and approved the 2025 Omnibus Incentive Compensation Plan. No further awards will be granted under the 2015 Stock Option Plan, but existing awards will continue to vest and be exercisable in accordance with the plan terms.
The following table presents a summary of the Company’s stock option activity.

	Share Options	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Term (in years)
Options outstanding as of December 31, 2025	9,114,001	$7.31
Granted	—	—
Exercised	(1,548,128)	6.64
Forfeited	—	—
Options outstanding as of March 31, 2026	7,565,873	$7.45	5.4
Options exercisable as of March 31, 2026	6,724,331	$7.00	5.2
At March 31, 2026, the Company had approximately $2.9 million of total unrecognized compensation cost related to non-vested, time-based stock options granted. That cost is expected to be recognized over a weighted average period of 3.2 years. As of March 31, 2026, the Company had no unrecognized compensation cost related to performance-based stock option grants as all awards vested upon the Company's IPO in 2025.
2025 Omnibus Incentive Compensation Plan
The 2025 Compensation Plan allows the Company to grant equity-based incentive awards to eligible directors, officers, employees, and consultants. The plan replaced the Company’s 2015 Stock Option Plan and permits the issuance of stock options, stock appreciation rights, restricted shares, restricted stock units ("RSUs"), performance share units ("PSUs") and cash incentive awards.
Restricted Stock Units
RSUs represent the right to receive one share of the Company’s common stock upon vesting, subject to the terms and conditions of the applicable award agreement. RSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting. RSU awards granted to employees and officers generally vest ratably over a four-year period on the anniversary of the grant date, subject to continued service. The fair value of each RSU is equal to the closing price of the Company’s common stock on the date of grant. Compensation expense is recognized on a straight-line basis over the requisite service period and is included within Selling, general and administrative expense in the Condensed Consolidated Statement of Comprehensive Income. Unvested RSUs are generally forfeited upon termination of service, and the related unrecognized compensation expense is reversed in the period of forfeiture.
Performance Share Units

PSU awards cliff vest at the end of a performance period subject to (i) the Company’s achievement of certain financial performance goals established by the Compensation Committee, including Revenue CAGR and Adjusted Free Cash Flow CAGR, and (ii) the recipient’s continued employment through the last day of the performance period. Annual PSU grants are subject to a three-year performance period and certain stub grants are subject to a two-year performance period. The number of shares earned, if any, may range from 0% to 200% of the target award amount depending on the level of performance achieved.
The fair value of PSU awards is equal to the closing price of the Company’s common stock on the date of grant. Compensation expense is recognized on a straight-line basis over the requisite service period based on the Company’s periodic assessment of the probability that the applicable performance conditions will be achieved. Compensation expense is adjusted prospectively if that assessment changes.
The following table summarizes RSU and PSU activity under the 2025 Compensation Plan for the three months ended March 31, 2026:

	RSUs		PSUs
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2025	395,897	$24.99	—	$—
Granted	265,468	20.46	761,443	20.46
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of March 31, 2026	661,365	$23.17	761,443	$20.46
As of March 31, 2026, there was $13.7 million of total unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a remaining weighted-average period of 3.58 years. As of March 31, 2026, there was $15.3 million of total unrecognized stock-based compensation expense related to unvested PSUs, which is expected to be recognized over a remaining weighted-average period of 2.57 years.

Note 14 - Earnings Per Share
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

Basic and diluted net income per share of common stock were calculated as follows:

(in thousands, except share and per share amounts)	For the Three Months Ended March 31,
	2026	2025
Numerator
Income available to common stockholders (basic and diluted)	$56,916	$17,229

Denominator
Weighted-average number of common shares outstanding	197,869,060	125,323,813
Weighted-average number of warrants outstanding	—	45,315,182
Basic — weighted average number of shares outstanding	197,869,060	170,638,995

Effect of dilutive securities - time-vested options	2,567,442	4,013,843
Effect of dilutive securities - performance-based options	2,833,074	—
Effect of dilutive securities - RSUs and PSUs	11,615	—
Diluted — weighted average number of shares outstanding	203,281,191	174,652,838

Earnings/(loss) per share
Basic	$0.29	$0.10
Diluted	$0.28	$0.10
The following equity awards were excluded from the computation of diluted earnings per share:

	Three Months Ended March 31,
	2026	2025
RSUs	617,733	—
PSUs	1,522,886	—
The equity awards excluded from the calculation of the dilutive effect may be excluded due to one of the following: (1) the shares were antidilutive or (2) the necessary conditions had not been satisfied for the shares to be deemed issuable based on the Company's performance for the relevant performance period. The number of shares stated for each of these excluded awards is the maximum number of shares issuable pursuant to these awards.
Note 15 - Segment Information
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
The following table presents the results of operations for the Company’s reportable segments, reconciled to consolidated Income before taxes:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(in thousands)	North America	International	Total	North America	International	Total
Net revenues	$319,819	$107,068	$426,887	$292,319	$97,254	$389,573
Cost of sales(1)	203,958	64,715		185,268	58,517
Other segment items(2)	28,933	9,795		26,275	9,937
Adjusted EBITDA	$86,928	$32,558	$119,486	$80,776	$28,800	$109,576
Reconciling items:
Interest expense, net			(17,888)			(44,912)
Depreciation and amortization			(22,504)			(23,314)
Refinancing and debt related costs			(5)			(1,056)
Foreign exchange gain/(loss) on intercompany loans, net			6,475			(6,065)
Share-based compensation			(1,895)			(1,003)
Strategic transaction costs			(815)			(862)
Corporate and other			(10,466)			(9,914)
Income before taxes			$72,388			$22,450
__________________
(1)Consists of Cost of sales, Cost of sales - related parties and Equipment financing expenses for North America and Cost of sales and Cost of sales - related parties for International.
(2)Other segment items for each reportable segment includes:
North America - engineering, sales and marketing, information technology, and certain other overhead expenses.
International - engineering, sales and marketing, information technology, and certain other overhead expenses.
Note 16 - Supplier Financing Arrangements
The Company entered into a supplier financing arrangement with a third-party financial institution which allows participating suppliers the ability to request early payment for eligible receivables due from the Company at their sole discretion. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by a suppliers’ decision to sell amounts under the arrangement. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 120 days. Outstanding payment obligations subject to the Company's supplier finance program at March 31, 2026 and March 31, 2025 were $9.0 million and $13.4 million, respectively, and are included in Accounts payable in the Condensed Consolidated Balance Sheets.

The following tables present the changes in outstanding obligations under supplier financing arrangements:

(in thousands)	March 31, 2026
Obligations outstanding at December 31, 2025	$8,028
New obligations	7,720
Payments against supplier obligations	(6,716)
Obligations outstanding at March 31, 2026	$9,032

(in thousands)	March 31, 2025
Obligations outstanding at December 31, 2024	$11,971
New obligations	12,490
Payments against supplier obligations	(11,012)
Obligations outstanding at March 31, 2025	$13,449
Note 17 - Commitments and Contingencies
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
Note 18 - Related Parties
The Company has entered into various transactions with related parties. The Company’s Board of Directors has members that are employees of BDT & MSD Partners, LLC ("BDT"), which the Company paid $0.1 million for the three months ended March 31, 2026 and 2025, respectively. Management fees are classified as Selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Comprehensive Income. Entities affiliated with BDT hold a controlling interest in a vendor that the Company purchases raw materials from. The Company made purchases of $2.0 million and $1.3 million from this vendor during the three months ended March 31, 2026 and 2025, respectively, included in inventory and cost of sales. As of March 31, 2026 and March 31, 2025, the Company had amounts due to this vendor of $2.0 million and $1.9 million, respectively, included in Accounts payable - related parties in the Condensed Consolidated Balance Sheets.
Note 19 - Subsequent Events
The Company evaluates events occurring subsequent to the date of the financial statements in determining the accounting for and disclosure of transactions and events that affect the financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis (“MD&A”) should be read in conjunction with the information included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. The discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. This discussion includes disclosures that are shown in rounded amounts. The related percentage disclosures are calculated on unrounded amounts. As such, certain totals, subtotals, and percentages may not reconcile.
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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2026 as Compared to the Three Months Ended March 31, 2025
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the quarter ended March 31, 2026 (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Net revenues:
Equipment, service parts and other	$414,706	$377,718	$36,988	10%
Equipment financing	12,181	11,855	326	3%
Net revenues	426,887	389,573	37,314	10%
Costs and expenses:
Cost of sales	259,463	235,546	23,917	10%
Cost of sales - related parties	1,670	1,447	223	15%
Equipment financing expenses	8,565	7,559	1,006	13%
Gross profit	157,189	145,021	12,168	8%

Selling, general, and administrative expenses	73,328	70,463	2,865	4%
Selling, general, and administrative expenses - related parties	55	75	(20)	(27)%
Total operating expenses	73,383	70,538	2,845	4%
Operating income	83,806	74,483	9,323	13%

Interest expense, net	17,888	44,912	(27,024)	(60)%
Other (income)/expenses, net	(6,470)	7,121	13,591	191%
Income before taxes	72,388	22,450	49,938	222%
Provision for income taxes	15,472	5,221	10,251	196%
Net income	$56,916	$17,229	$39,687	230%
Net revenues
Net revenues for the three months ended March 31, 2026 increased $37.3 million, or 9.6%, to $426.9 million from $389.6 million for the three months ended March 31, 2025. The increase in net revenues reflects a combination of volume growth, which contributed approximately one-third of the increase, price increases, and an approximately 1% favorable impact from foreign exchange. Equipment revenue increased $35.6 million, or 11.0%, year over year, primarily driven by volume growth and price increases. Service parts revenue increased $1.9 million, or 4.5%, year over year primarily driven by price increases. Equipment financing revenue increased $0.3 million, or 2.7% year over year driven by growth in loan base, partially offset by a decrease in variable loan rates tied to the prime rate.
Gross profit
Gross profit for the three months ended March 31, 2026 increased $12.2 million, or 8.4%, to $157.2 million from $145.0 million for the three months ended March 31, 2025. Gross profit, as a percentage of net revenues, remained relatively flat at 36.8% for the three months ended March 31, 2026 as compared to 37.2% for the three months ended March 31, 2025. A year over year increase in tariffs of approximately $3.4 million negatively impacted gross margin for three months ended March 31, 2026. Tariffs were partially offset by price increases and cost reduction initiatives.

Selling, general, and administrative expenses
Selling, general, and administrative expenses for the three months ended March 31, 2026 increased $2.8 million to $73.4 million from $70.5 million for the three months ended March 31, 2025. Selling, general, and administrative expenses as a percentage of net revenues was 17.2% for the three months ended March 31, 2026 as compared to 18.1% for the three months ended March 31, 2025. Included within Selling, general, and administrative expenses is $9.7 million and $11.1 million of non-cash depreciation and amortization related to the fair value step-up of assets recorded under purchase accounting from a prior business combination for the three months ended March 31, 2026 and 2025, respectively. The increase in Selling, general and administrative expenses is primarily due to higher selling and promotional expenses driven by higher sales volume and increased administrative costs related to public company support costs, partially offset by a favorable impact from foreign exchange movements.
Interest expense, net
Interest expense, net for the three months ended March 31, 2026 decreased $27.0 million to $17.9 million from $44.9 million for the three months ended March 31, 2025. The decrease in interest expense was primarily attributable to a lower debt balance resulting from Term Loan voluntary prepayments, as discussed in Note 11 - Debt, and a lower interest rate on the Term Loan following refinancing activities in February 2025 and August 2025.
Other (income)/expenses, net
Other (income)/expenses, net for the three months ended March 31, 2026 was $6.5 million of income compared to $7.1 million of expenses for the three months ended March 31, 2025. Other income for the three months ended March 31, 2026 included $6.5 million of foreign exchange gains on intercompany loans where the lender or borrower’s functional currency differs from the loan denomination currency. Other expenses for the three months ended March 31, 2025 included $1.1 million of debt issuance costs and $6.1 million foreign exchange losses on intercompany loans, net.
Provision for income taxes
The effective income tax rate was a 21.4% provision for the three months ended March 31, 2026 as compared to a 23.3% provision for the three months ended March 31, 2025. The decrease is primarily due to the benefit of deductibility for exercises of stock options, partially offset by limitations of deductibility of officer compensation subsequent to the IPO.

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
Segment Adjusted EBITDA is a performance metric utilized by the Company’s Chief Operating Decision Maker to allocate resources on a segment basis. We define Segment Adjusted EBITDA as, on a segment basis, net income excluding interest income/expense, income taxes, depreciation and amortization. Segment Adjusted EBITDA is also adjusted for the discrete items that management excluded in analyzing the segments’ operating performance, such as refinancing and debt related costs, share-based compensation, strategic transaction costs, foreign exchange on intercompany loans and other non-recurring items which management believes are not indicative of the Company’s ongoing operating performance. Segment Adjusted EBITDA is a measure of operating performance of our reportable segments and may not be comparable to similar measures reported by other companies. See Note 15 - Segment Information to our interim condensed consolidated financial statements included in this Quarterly Report.

The following table presents the Company’s segment results for the three months ended March 31, 2026:

	Three Months Ended March 31,
(in thousands, except for percentages)	2026	2025	$ Change	% Change
North America
Net revenues	$319,819	$292,319	$27,500	9.4%
Adjusted EBITDA	$86,928	$80,776	$6,152	7.6%
Adjusted EBITDA Margin	27.2%	27.6%
International
Net revenues	$107,068	$97,254	$9,814	10.1%
Adjusted EBITDA	$32,558	$28,800	$3,758	13.0%
Adjusted EBITDA Margin	30.4%	29.6%
North America
Revenue in North America increased $27.5 million or 9.4% to $319.8 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Equipment revenue increased $27.2 million, or 11.3%, mainly driven by strong demand across all end markets, with particularly strong performance in the Commercial In-Home end market (an increase of 23%). Service parts revenue increased $0.2 million, or 0.5%, primarily driven by price increases. Other revenues and Equipment financing revenue remained relatively flat year over year.
Adjusted EBITDA increased $6.2 million or 7.6% to $86.9 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 and Adjusted EBITDA Margin decreased slightly to 27.2% for the three months ended March 31, 2026 compared to 27.6% for the three months ended March 31, 2025. As noted above, a year-over-year increase in tariffs of approximately $3.4 million negatively impacted adjusted EBITDA margin for three months ended March 31, 2026. These costs were offset by modest price increases and cost reduction initiatives.
International
Revenue increased $9.8 million or 10.1% to $107.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Equipment revenue increased $8.4 million, or 9.9%, primarily due to strong performance in Europe (an increase of 21%) and in Middle East and Africa (an increase of 10%) where the expanding Vended end markets are driving growth. Service parts revenue increased $1.8 million, or 16.1%, primarily driven by volume growth.
Adjusted EBITDA increased $3.8 million or 13.0% to $32.6 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 and Adjusted EBITDA Margin increased to 30.4% for the three months ended March 31, 2026 from 29.6% for the three months ended March 31, 2025. This increase was primarily driven by customer and product mix and favorable foreign exchange.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash on hand, cash flows generated from operations, and potential borrowings under our revolving credit facilities. We believe that our sources of liquidity will be adequate to meet our anticipated requirements for ongoing operations, capital expenditures, working capital, interest payments, scheduled principal payments, and other debt repayments over the next twelve months while remaining in compliance with the covenants of our debt agreements. We expect that capital expenditures in 2026 will be approximately $60.0 million. We have invested $5.2 million of cash into capital expenditures during the three months ended March 31, 2026.
Cash Flows Information
The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$79,869	$45,426
Net cash used in investing activities	(6,417)	(11,336)
Net cash (used in)/provided by financing activities	(70,794)	8,131
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1	505
Increase in cash, cash equivalents, and restricted cash	$2,659	$42,726
Operating Activities
Cash provided by operating activities for the three months ended March 31, 2026 of $79.9 million was primarily derived from net income adjusted for non-cash provisions and a $7.6 million decrease in working capital. The primary contributors to the change in working capital were a $27.4 million increase in accounts payable, a $7.7 million decrease in other assets and a $4.0 million increase in other liabilities, partially offset by an $18.8 million increase in accounts and equipment financing receivables held for securitization investors and a $14.0 million increase in inventories.
Cash provided by operating activities for the three months ended March 31, 2025 of $45.4 million was primarily derived from net income adjusted for non-cash provisions, partially offset by a $5.1 million increase in working capital. The primary contributors to the change in working capital were a $26.9 million increase in accounts and equipment financing receivables held for securitization investors and a $12.3 million increase in inventories, partially offset by a $21.3 million increase in accounts payable, a $6.8 million increase in other liabilities and a $5.3 million decrease in accounts and equipment financing receivables.
Investing Activities
Cash used in investing activities of $6.4 million for the three months ended March 31, 2026 was primarily the result of $5.2 million of capital expenditures, $3.2 million related to the acquisitions of distributors in the United States, partially offset by a $1.9 million net inflow related to collections of new equipment financing receivables exceeding originations.
Cash used in investing activities of $11.3 million for the three months ended March 31, 2025 was primarily the result of $8.5 million related to capital expenditures, $2.0 million related to acquisitions of distributors in the United States and a $1.0 million net outflow related to originations of new equipment financing receivables exceeding collections.
Financing Activities
Cash used in financing activities of $70.8 million for the three months ended March 31, 2026 was primarily comprised of $65.0 million in voluntary prepayments on the Term Loan, $7.6 million for taxes paid related to net share settlement of stock options, partially offset by a $1.7 million net increase in asset backed borrowings owed to securitization investors.
Cash provided by financing activities of $8.1 million for the three months ended March 31, 2025, was primarily comprised of $10.0 million net increase in asset backed borrowings owed to securitization investors, partially offset by $1.9 million for taxes paid related to net share settlement of stock options.
Debt
As of March 31, 2026, there was $1,300.0 million outstanding under the Term Loan and $250.0 million of unused capacity on the revolving facility. The Term Loan bears interest of SOFR plus a margin of 2.25%. As of March 31, 2026, the interest rate for the Term Loan is 5.92%.
During the three months ended March 31, 2026, the Company made $65.0 million of voluntary prepayments on the Term Loan. Previously, during 2025, the Company made total voluntary prepayments on the Term Loan of $710.0 million, consisting of a $525.0 million prepayment on October 17, 2025, funded with net proceeds from the Company's initial public offering and cash on hand, and $185.0 million of other voluntary prepayments made during the year. The repayments were first applied to and eliminated the future required quarterly installment principal repayments. As such, the remaining balance of the Term Loan is due at maturity on August 19, 2031, with exception for any Excess Cash Flow payment required under the Credit Agreement.
Off-Balance Sheet Arrangements
As of March 31, 2026, we did not have any off-balance sheet arrangements, as defined in Regulation S-K promulgated by the SEC.
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
Using derivative instruments means assuming counterparty credit risk. Counterparty credit risk relates to the loss the Company could incur if a counterparty were to default on a derivative contract. The Company primarily deals with investment grade counterparties and monitors its overall credit risk and exposure to individual counterparties. The Company does not anticipate non-performance by any counterparties. The amount of counterparty credit exposure is the unrealized gains, if any, on such derivative contracts. The Company does not require, nor does it post collateral, or security, on such contracts.

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
Interest Rate Risk
Borrowings outstanding under the Term Loan totaled $1,300 million at March 31, 2026. Borrowings under the Term Loan bear interest, at the option of the applicable Borrower, at a rate equal to an applicable margin plus (a) the applicable base rate or (b) Term SOFR (both rates as determined in accordance with the Credit Agreement). As of March 31, 2026, the applicable margins for the Term Loan were 1.25% with respect to adjusted base rate loans and 2.25% with respect to Term SOFR loans. An assumed 10% increase/decrease in the current interest rate in effect at March 31, 2026 would increase/decrease annual interest expense $2.0 million on the non-hedged portion of the borrowing.
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
Regarding transactional foreign exchange risk, the Company from time to time enters into certain forward exchange contracts to reduce the variability of the earnings and cash flow impacts of foreign denominated receivables and payables. The Company does not designate these contracts as hedge transactions. Accordingly, the mark-to-market impact of these contracts is recorded each period to current earnings. At March 31, 2026 and December 31, 2025, the Company had no outstanding foreign currency contracts.

The Company’s primary translation exchange risk exposures at March 31, 2026 were the euro, Czech koruna, and Thai baht. Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at period end. The resulting translation adjustments are recorded in accumulated other comprehensive (loss)/income as foreign currency translation adjustments.
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
From time to time, the Company enters into contracts with its vendors to lock in commodity prices for various periods to limit its near-term exposure to fluctuations in raw material and component prices. In addition, the Company enters into commodity forward contracts, for commodities such as nickel, copper and aluminum, to reduce the variability on its earnings and cash flows of purchasing raw materials containing such commodities. The Company does not designate these contracts as hedge transactions. Accordingly, the mark-to-market impacts of these contracts are recorded each period to current earnings. At March 31, 2026, the Company was managing $2.9 million notional value of nickel forward contracts.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2026.
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
See Note 17 - Commitments and Contingencies to the condensed consolidated financial statements for further information on the Company's legal proceedings.
Item 1A. Risk Factors.
The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in our Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. There have been no material changes to the Company’s risk factors since those set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.    Defaults Upon Senior Securities.
None.

Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Rule 10b5-1 Trading Plans
The following table describes any contracts, instructions or written plans for the sale or purchase of our securities adopted, amended or terminated by our directors or executive officers during the three months ended March 31, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Aggregate Number of Securities to be Purchased or Sold
Michael Schoeb Chief Executive Officer	3/16/2026	11/30/2026	Covers the sale of up to 497,000 shares of common stock
Dean Nolden Chief Financial Officer	3/16/2026	12/15/2026	Covers the sale of up to 40,000 shares of common stock
Samantha Hannan Chief Legal & Compliance Officer	3/16/2026	10/31/2026	Covers the sale of up to 30,000 shares of common stock
Jan Vleugels Chief Operating Officer	3/16/2026	12/15/2026	Covers the sale of up to 450,000 shares of common stock
Amanda Kopetsky Chief Human Resources Officer	3/16/2026	12/15/2026	Covers the sale of up to 56,440 shares of common stock
Brian Sikora Chief Accounting Officer	3/16/2026	11/30/2026	Covers the sale of up to 35,000 shares of common stock
During the three months ended March 31, 2026, no other director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408(a) of Regulation S-K.

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

Alliance Laundry Holdings Inc.

Date: May 12, 2026	By:	/s/ Dean Nolden
Dean Nolden
Chief Financial Officer
(Principal Financial Officer)

Date: May 12, 2026	By:	/s/ Brian Sikora
Brian Sikora
Chief Accounting Officer
(Principal Accounting Officer)