Form 10-Q
period 2026-06-30
Alliance Laundry Holdings Inc.
filed 2026-08-13
CIK 1317685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐ No ☒
As of August 6, 2026, there were 198,769,096 of the registrant's shares of common stock, par value $0.01 per share, outstanding.

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

Part I - Financial Information
Item 1. Financial Statements
ALLIANCE LAUNDRY HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	(unaudited)
	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$159,467	$123,102
Restricted cash	1,682	3,602
Restricted cash - for securitization investors	22,289	22,999
Accounts receivable, net	117,255	113,651
Inventories, net	148,879	146,039
Inventories, net - related parties	1,057	821
Accounts receivable, net - restricted for securitization investors	165,663	141,973
Equipment financing receivables, net	2,104	2,822
Equipment financing receivables, net - restricted for securitization investors	96,634	92,011
Prepaid expenses and other current assets	32,178	28,862
Total current assets	747,208	675,882

Equipment financing receivables, net	5,917	4,913
Property, plant, and equipment, net	255,808	265,250
Operating lease right-of-use assets	21,377	20,741
Equipment financing receivables, net - restricted for securitization investors	494,060	470,408
Deferred income tax asset, net	3,244	3,169
Debt issuance costs, net	2,866	3,461
Goodwill	682,456	684,230
Intangible assets, net	730,083	754,737
Other long-term assets	3,879	3,097
Total assets	$2,946,898	$2,885,888

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$97	$113
Accounts payable	169,813	128,662
Accounts payable - related parties	1,791	1,852
Asset backed borrowings - owed to securitization investors	196,294	194,180
Current operating lease liabilities	5,994	5,927
Other current liabilities	148,033	153,592
Total current liabilities	522,022	484,326

Long-term debt, net	1,241,167	1,354,636
Asset backed borrowings - owed to securitization investors	444,745	424,406
Deferred income tax liability	169,366	169,355
Long-term operating lease liabilities	16,221	15,745
Other long-term liabilities	50,762	45,302
Total liabilities	2,444,283	2,493,770

Commitments and contingencies (See Note 17)
Stockholders' equity:
Redeemable preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 198,751,901 and 197,532,147 issued, respectively, and 198,751,901 and 197,532,147 outstanding, respectively	1,988	1,975
Additional paid-in capital	508,032	509,369
Accumulated deficit	(50,819)	(176,404)
Accumulated other comprehensive income	43,414	57,178
Total stockholders' equity	502,615	392,118
Total liabilities and stockholders’ equity	$2,946,898	$2,885,888
The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues:
Equipment, service parts and other	$464,206	$434,754	$878,912	$812,472
Equipment financing	12,549	12,430	24,730	24,285
Net revenues	476,755	447,184	903,642	836,757
Costs and expenses:
Cost of sales	277,389	262,710	536,852	498,256
Cost of sales - related parties	2,135	1,635	3,805	3,082
Equipment financing expenses	7,335	8,650	15,900	16,209
Gross profit	189,896	174,189	347,085	319,210

Selling, general, and administrative expenses	84,139	80,264	157,467	150,727
Selling, general, and administrative expenses - related parties	109	75	164	150
Total operating expenses	84,248	80,339	157,631	150,877
Operating income	105,648	93,850	189,454	168,333

Interest expense, net	17,809	39,376	35,697	84,288
Other expenses/(income), net	7	13,787	(6,463)	20,908
Income before taxes	87,832	40,687	160,220	63,137
Provision for income taxes	19,163	9,653	34,635	14,874
Net income	$68,669	$31,034	$125,585	$48,263

Comprehensive income:
Net income	$68,669	$31,034	$125,585	$48,263
Foreign currency translation adjustment	(1,161)	36,447	(13,764)	53,186
Comprehensive income	$67,508	$67,481	$111,821	$101,449

Net income per share attributable to common stockholders
Basic	$0.35	$0.18	$0.63	$0.28
Diluted	$0.34	$0.18	$0.62	$0.28

Weighted average number of common shares outstanding
Basic	198,570	170,712	198,222	170,671
Diluted	203,554	174,886	203,420	174,763
The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$125,585	$48,263
Adjustments to reconcile Net income to net cash provided by operating activities:
Depreciation and amortization	44,723	45,958
Amortization and extinguishment of debt issuance costs	1,096	1,145
Amortization of original issue discount	1,073	807
Non-cash interest (income) expense	(7,366)	9,006
Non-cash loss on commodity contracts, net	121	227
Non-cash foreign exchange (gain)/loss, net	(6,468)	19,854
Non-cash stock-based compensation	4,287	1,771
(Gain)/loss on sale of property, plant, and equipment	(133)	318
Provision for credit losses	2,400	2,480
Deferred income taxes	591	(11,697)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts and equipment financing receivables, net	(9,922)	(11,351)
Accounts receivable - restricted for securitization investors	(23,810)	(32,665)
Inventories, net	(693)	(14,036)
Inventories, net - related party	(236)	154
Equipment financing receivables, net - restricted for securitization investors	(33,830)	(13,043)
Other assets	7,686	(4,244)
Accounts payable	40,847	23,346
Accounts payable - related parties	(61)	158
Other liabilities	249	(15,754)
Net cash provided by operating activities	146,139	50,697

Cash flows from investing activities:
Capital expenditures	(13,873)	(16,597)
Acquisition of businesses, net of cash acquired	(3,185)	(3,084)
Proceeds on disposition of assets	296	137
Originations of equipment financing receivables, net - restricted for securitization investors	(32,094)	(40,516)
Collections of equipment financing receivables, net - restricted for securitization investors	35,273	35,949
Net cash used in investing activities	(13,583)	(24,111)

Cash flows from financing activities:
Payments on long-term borrowings	(115,000)	—
Cash paid for debt establishment and amendment fees	—	(1,877)
Increase in asset backed borrowings owed to securitization investors	107,824	116,622
Decrease in asset backed borrowings owed to securitization investors	(85,371)	(87,124)
Repurchase of common stock	—	(2,342)
Taxes paid related to net share settlement of stock options	(8,684)	(70)
Net proceeds from stock options exercised	2,864	25
Proceeds from common stock issuance under employee purchase plan	209	—
Net cash (used in)/provided by financing activities	(98,158)	25,234

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(663)	1,595

Increase in cash, cash equivalents, and restricted cash	33,735	53,415
Cash, cash equivalents, and restricted cash at beginning of period	149,703	188,042
Cash, cash equivalents, and restricted cash at end of period	$183,438	$241,457

Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$159,467	$222,587
Restricted cash	1,682	1,689
Restricted cash - for securitization investors	22,289	17,181
Total cash, cash equivalents, and restricted cash shown in the Statement of Cash Flows	$183,438	$241,457

Supplemental disclosure of cash flow information:
Cash paid for interest	$41,661	$76,651
Cash paid for interest - to securitized investors	$15,074	$15,517
Cash paid for income taxes	$33,117	$30,593

Supplemental disclosure of investing and financing non-cash activities:
Capital expenditures included in accounts payable	$4,533	$1,905
The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
(unaudited)
(in thousands)

	For the three months ended June 30, 2026
	Common Stock	Additional Paid-in Capital	Treasury Stock	(Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity/(Deficit)
Balances at March 31, 2026	$1,982	$503,075	$—	$(119,488)	$44,575	$430,144
Net income	—	—	—	68,669	—	68,669
Foreign currency translation adjustment	—	—	—	—	(1,161)	(1,161)
Exercise of stock options and taxes paid for net share settlement	1	(1,073)	—	—	—	(1,072)
Exercise of stock options	5	2,790	—	—	—	2,795
Share-based compensation	—	3,031	—	—	—	3,031
Issuance of common stock under employee plans	—	209	—	—	—	209
Balances at June 30, 2026	$1,988	$508,032	$—	$(50,819)	$43,414	$502,615

	For the six months ended June 30, 2026
	Common Stock	For the Additional Paid-in Capital	Treasury Stock	For the (Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity/(Deficit)
Balances at December 31, 2025	$1,975	$509,369	$—	$(176,404)	$57,178	$392,118
Net income	—	—	—	125,585	—	125,585
Foreign currency translation adjustment	—	—	—	—	(13,764)	(13,764)
Exercise of stock options and taxes paid for net share settlement	8	(8,692)	—	—	—	(8,684)
Exercise of stock options	5	2,859	—	—	—	2,864
Share-based compensation	—	4,287	—	—	—	4,287
Issuance of common stock under employee plans	—	209	—	—	—	209
Balances at June 30, 2026	$1,988	$508,032	$—	$(50,819)	$43,414	$502,615

	For the three months ended June 30, 2025
	Common Stock	Additional Paid-in Capital	Treasury Stock	(Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity/(Deficit)
Balances at March 31, 2025	$1,898	$190,912	$(500,822)	$48,756	$14,987	$(244,269)
Net income	—	—	—	31,034	—	31,034
Foreign currency translation adjustment	—	—	—	—	36,447	36,447
Exercise of warrants	453	(453)	—	—	—	—
Exercise of stock options and taxes paid for net share settlement	1	(71)	—	—	—	(70)
Exercise of stock options	—	25	—	—	—	25
Repurchase of common stock	—	—	(430)	—	—	(430)
Share-based compensation	—	768	—	—	—	768
Balances at June 30, 2025	$2,352	$191,181	$(501,252)	$79,790	$51,434	$(176,495)

	For the six months ended June 30, 2025
	Common Stock	Additional Paid-in Capital	Treasury Stock	(Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity/(Deficit)
Balances at December 31, 2024	$1,896	$189,911	$(498,910)	$31,527	$(1,752)	$(277,328)
Net income	—	—	—	48,263	—	48,263
Foreign currency translation adjustment	—	—	—	—	53,186	53,186
Exercise of warrants	453	(453)	—	—	—	—
Exercise of stock options and taxes paid for net share settlement	3	(73)	—	—	—	(70)
Exercise of stock options	—	25	—	—	—	25
Repurchase of common stock	—	—	(2,342)	—	—	(2,342)
Share-based compensation	—	1,771	—	—	—	1,771
Balances at June 30, 2025	$2,352	$191,181	$(501,252)	$79,790	$51,434	$(176,495)

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
Basis of Presentation
The interim condensed consolidated financial statements of ALH and consolidated subsidiaries have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States have been condensed or omitted as permitted for reporting of interim financial statements. The interim condensed consolidated financial statements are unaudited; however, in the opinion of management, such interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal and recurring adjustments, necessary for a fair statement of its financial position, results of operations, and cash flows for the interim periods presented. The interim condensed consolidated financial statements as presented should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the Year Ended December 31, 2025. Results for interim periods are not necessarily indicative of future results.
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
New Accounting Pronouncements to be Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income—Expense Disaggregation Disclosures, which enhances certain disclosure requirements related to expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general and administrative expenses, and research and development). This guidance is effective for the Company for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. This ASU will only affect our disclosures and will not change the expense captions the Company presents on its Consolidated Statements of Comprehensive Income. The Company is currently evaluating the impact the new standard will have on its disclosures.
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
Note 2 – Net Revenues
Net revenues by reportable segment and major type of good or service were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
North America
Equipment	$303,722	$275,685	$570,864	$515,633
Service parts	32,264	31,102	63,986	62,666
Equipment financing	12,515	12,329	24,621	24,093
Other	10,757	9,979	19,606	19,022
Total North America Net revenues	$359,258	$329,095	$679,077	$621,414

International
Equipment	$105,014	$104,267	$198,120	$189,009
Service parts	11,478	12,337	24,156	23,259
Equipment financing	34	101	109	192
Other	971	1,384	2,180	2,883
Total International Net revenues	$117,497	$118,089	$224,565	$215,343

Total Net revenues	$476,755	$447,184	$903,642	$836,757
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
Sales incentive programs such as cash discounts, customer promotional allowances, and volume rebates are used to promote the sale of equipment and other products. The Company estimates its variable consideration related to sales incentive programs using the most likely amount. Revenues are recorded net of sales incentive allowances, and are based on factors specific to each customer’s program such as expected sales volume and rebate percentages. The Company maintains an accrual at the end of each period for the unpaid amount the customer is expected to earn related to such programs. As of June 30, 2026 and December 31, 2025, the related accrual balances were $21.5 million and $27.4 million, respectively. The accruals are recorded in Other current liabilities in the Condensed Consolidated Balance Sheets.

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
The Company sells an extended warranty to its customers that is a separate performance obligation as the Company stands by ready to perform additional warranty work not covered by the standard warranty. The Company defers the extended warranty revenue until the period covered by the extended warranty begins, and then recognizes extended warranty revenue ratably over the coverage period. The extended warranty contract liability was $1.4 million at June 30, 2026 and $1.4 million at December 31, 2025.
The Company collects and remits taxes assessed by different governmental authorities that are both imposed on and concurrent with revenue producing transactions between the Company and its customers. The Company excludes these taxes from Net revenues.
Equipment financing
The Company offers an equipment financing program to end-customers who are primarily laundromat owners in order to finance their purchase of new equipment. Typical terms for equipment financing receivables range from three to twelve years. Interest income on finance receivables is recorded as earned over the life of the loan. See Note 5 - Securitization Activities for further discussion regarding asset-backed financing.
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

Note 3 - Other Expenses/(Income), net
The following table presents a summary of Other expenses/(income), net, as shown in the Condensed Consolidated Statements of Comprehensive Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Foreign exchange losses/(gains) on intercompany loans, net	$7	$13,789	$(6,468)	$19,854
Debt issuance cost write-offs and amendment (gains)/expenses	—	(2)	5	1,054
Other expenses/(income), net	$7	$13,787	$(6,463)	$20,908

Foreign exchange losses/(gains) on intercompany loans, net result from intercompany loans where the lender or borrower’s functional currency differs from the loan denomination currency.
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
On December 29, 2025, the Company entered into an agreement (the "Facility Limit Increase Agreement") to convert the $30.0 million uncommitted amount to committed, increasing the lender committed amount under the Asset Backed Equipment Facility from $500.0 million to $530.0 million. As a result, the Company incurred $0.1 million of fees which were capitalized and included in Debt issuance costs, net in the Condensed Consolidated Balance Sheets. These costs are being amortized over the three-year life of the facility, which approximates the effective interest method.
The trust finances the acquisition of equipment financing receivables through borrowings under the Asset Backed Equipment Facility in the form of funding notes which are limited to an advance rate of approximately 89%. Under the Asset Backed Equipment Facility, interest payments on the variable funding notes are paid monthly at an interest rate equal to the daily simple SOFR ("Secured Overnight Financing Rate") rate plus a margin of 120 basis points, which was equivalent to 4.8% at June 30, 2026. If an event of default occurs, the otherwise applicable interest rate for the Asset Backed Equipment Facility will be increased by an amount equal to 200 basis points per annum. The lenders also earn an unused facility fee of 0.35% of the unfunded portion of each lender's commitment amount prior to a rapid amortization event or event of default.
After May 1, 2028, ALERT 2015A will not be permitted to request new borrowings under the Asset Backed Equipment Facility, and the outstanding borrowings will amortize over a period of two and a half years with any remaining balance due at maturity.

The equipment financing receivables typically have interest rates ranging primarily from Prime plus 0.0% to Prime plus 5.50% for variable rate equipment financing receivables and 3.75% to 10.50% for fixed-rate equipment financing receivables. The average interest rate for all equipment financing receivables at June 30, 2026 was 8.37% with terms ranging primarily from three to twelve years years. The weighted-average remaining expected life of equipment financing receivables held by the trust was approximately 3.44 years at June 30, 2026. All equipment financing receivables allow the holder to prepay outstanding principal amounts without penalty.
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
On June 30, 2022, the Company entered into an amendment to the Asset Backed Trade Receivables Facility to extend the term of the agreement until June 30, 2025, and increase the facility limit from $100.0 million to $120.0 million.
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
Under the Asset Backed Trade Receivables Facility, interest payments on the variable funding notes are paid monthly at an interest rate equal to the daily 1-month SOFR rate plus a margin of 110 basis points, which was 4.8% as of June 30, 2026. The lender also earns an unused facility fee of 0.35% of the unfunded portion of each lender's commitment amount. The Company consolidates the trust, including the assets and liabilities associated with the sale of accounts and equipment financing receivables, into its Consolidated Financial Statements.
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

(in thousands)	June 30, 2026	December 31, 2025
Cash reserve accounts	$5,991	$5,718
Collection accounts - accounts receivable	795	935
Collection accounts - equipment financing receivables	15,503	16,346
Restricted cash - for securitization investors	$22,289	$22,999
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
The following table presents the Company’s residual interests in Accounts Receivable - restricted for securitization investors.

(in thousands)	June 30, 2026	December 31, 2025
Accounts receivable - restricted for securitization investors	$167,198	$143,764
Less: Allowance for accounts receivable credit losses	(1,535)	(1,791)
Accounts receivable, net - restricted for securitization investors	165,663	141,973
Less: Asset backed borrowings - owed to securitization investors	(111,417)	(113,176)
Company's residual interest in securitized accounts receivable	$54,246	$28,797

The following table presents the Company’s residual interests in Equipment financing receivables, net - restricted for securitization investors.

	June 30, 2026		December 31, 2025
(in thousands)	Current	Long-term	Current	Long-term
Equipment financing receivables - restricted for securitization investors	$98,386	$498,330	$93,614	$474,292
Less: Allowance for equipment financing receivables credit losses	(1,752)	(4,270)	(1,603)	(3,884)
Equipment financing receivables, net - restricted for securitization investors	96,634	494,060	92,011	470,408
Less: Asset backed borrowings - owed to securitization investors	(84,877)	(444,745)	(81,004)	(424,406)
Company's residual interest in securitized equipment financing receivables	$11,757	$49,315	$11,007	$46,002
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

The following tables, shown in thousands, present an aging analysis of past due, non-performing and current equipment financing receivables by class and vintage year:

June 30, 2026	2026	2025	2024	2023	2022	Prior	Total
Securitized
Current	$108,576	$171,949	$116,635	$80,624	$46,174	$55,676	$579,634
30-59 Days	1,533	51	1,212	197	12	—	3,005
60-89 Days	—	201	185	563	44	168	1,161
Total past due accruing	1,533	252	1,397	760	56	168	4,166
Over 89 Days non-performing	—	636	4,652	3,687	1,934	2,007	12,916
Total Securitized	$110,109	$172,837	$122,684	$85,071	$48,164	$57,851	$596,716
Current period gross charge-offs	$—	$—	$976	$291	$—	$625	$1,892

Unsecuritized
Current	$4,554	$60	$904	$34	$921	$1,414	$7,887
30-59 Days	—	—	—	—	13	9	22
60-89 Days	—	—	—	—	—	—	—
Total past due accruing	—	—	—	—	13	9	22
Over 89 Days non-performing	—	—	—	—	105	399	504
Total Unsecuritized	$4,554	$60	$904	$34	$1,039	$1,822	$8,413
Current period gross charge-offs	$72	$—	$—	$—	$1	$113	$186

December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
Securitized
Current	$185,415	$136,144	$97,584	$60,113	$31,519	$38,916	$549,691
30-59 Days	—	1,158	1,007	7	156	392	2,720
60-89 Days	—	2,433	313	73	855	—	3,674
Total past due accruing	—	3,591	1,320	80	1,011	392	6,394
Over 89 Days non-performing	737	5,105	2,724	1,286	1,068	901	11,821
Total Securitized	$186,152	$144,840	$101,628	$61,479	$33,598	$40,209	$567,906
Current period gross charge-offs	$—	$13	$220	$77	$577	$442	$1,329

Unsecuritized
Current	$319	$1,104	$55	$1,221	$1,564	$3,285	$7,548
30-59 Days	—	—	—	56	286	—	342
60-89 Days	—	—	—	—	15	15	30
Total past due accruing	—	—	—	56	301	15	372
Over 89 Days non-performing	—	—	—	143	390	197	730
Total Unsecuritized	$319	$1,104	$55	$1,420	$2,255	$3,497	$8,650
Current period gross charge-offs	$—	$—	$—	$227	$58	$170	$455
The Company elected to exclude accrued interest receivable from the amortized cost basis. Accrued interest was $2.3 million and $2.3 million as of June 30, 2026 and December 31, 2025, respectively, which we report in Accounts Receivable in the Condensed Consolidated Balance Sheets.

The following tables present activity in the allowance for losses related to equipment financing receivables held on the Condensed Consolidated Balance Sheets. Refer to Note 2 to the consolidated financial statements included in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of our allowance for credit losses.

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
(in thousands)	Unsecuritized Equipment Financing Receivables Portfolio	Securitized Equipment Financing Receivables Portfolio	Unsecuritized Equipment Financing Receivables Portfolio	Securitized Equipment Financing Receivables Portfolio
Beginning period balance	$830	$6,556	$915	$5,487
Current period provisions	(376)	517	(422)	2,376
Actual write-offs	(147)	(1,076)	(186)	(1,892)
Recoveries	90	25	105	51
Impact of foreign exchange rates	(5)	—	(20)	—
Balance at end of period	$392	$6,022	$392	$6,022

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
(in thousands)	Unsecuritized Equipment Financing Receivables Portfolio	Securitized Equipment Financing Receivables Portfolio	Unsecuritized Equipment Financing Receivables Portfolio	Securitized Equipment Financing Receivables Portfolio
Beginning period balance	$830	$4,944	$892	$4,995
Current period provisions	10	1,230	(97)	1,643
Actual write-offs	(9)	(489)	(69)	(967)
Recoveries	4	7	105	21
Impact of foreign exchange rates	81	—	85	—
Balance at end of period	$916	$5,692	$916	$5,692
Other Trust Items
The Company incurred $1.9 million of capitalized debt issuance costs associated with the refinancing of Asset Backed Facilities in 2025. The following table presents the amortization expense related to debt issuance costs.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Amortization expense	$165	$293	$331	$469
Note 6 - Inventories
The following table summarizes our inventories as of June 30, 2026 and December 31, 2025.

(in thousands)	June 30, 2026	December 31, 2025
Finished goods	$77,023	$63,559
Raw materials	56,923	62,335
Work in process	15,990	20,966
Inventories, net	$149,936	$146,860

Note 7 - Derivative Financial Instruments
Derivative instruments are accounted for at fair value. The accounting for changes in the fair value of a derivative depends on the intended use, designation and type of the derivative instrument. The Company does not designate any of its derivatives as hedges and, as such, records all changes in fair values as a component of earnings. Cash flow activity associated with the Company's derivative financial instruments is recorded in Cash flows from operating activities on the Condensed Consolidated Statement of Cash Flows.
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
Interest Rate Risk
Borrowings outstanding under the Term Loan totaled $1,250.0 million at June 30, 2026. Borrowings under the Term Loan bear interest, at the option of Alliance Laundry, at a rate equal to an applicable margin plus (a) the adjusted base rate or (b) the term SOFR (both rates as defined in the Credit Agreement). The applicable margins for the Term Loan are currently 1.00% with respect to adjusted base rate loans and 2.00% with respect to term SOFR loans. An assumed 10% increase/decrease in the SOFR interest rate in effect at June 30, 2026 would increase/decrease annual interest expense $1.8 million on the non-hedged portion of the borrowing.
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
Regarding transactional foreign exchange risk, the Company from time to time enters into certain forward exchange contracts to reduce the variability of the earnings and cash flow impacts of foreign denominated receivables and payables. The Company does not designate these contracts as hedge transactions. Accordingly, the mark-to-market impact of these contracts is recorded each period to current earnings. At June 30, 2026 and December 31, 2025, the Company had no outstanding foreign currency contracts.
The Company’s primary translation exchange risk exposures at June 30, 2026 were the euro, Czech koruna, and Thai baht. Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at period end. The resulting translation adjustments are recorded in accumulated other comprehensive income/(loss) as foreign currency translation adjustments.
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
From time to time, the Company enters into contracts with its vendors to lock in commodity prices for various periods to limit its near-term exposure to fluctuations in raw material and component prices. In addition, the Company enters into commodity forward contracts, for commodities such as nickel, copper and aluminum, to reduce the variability on its earnings and cash flows of purchasing raw materials containing such commodities. The Company does not designate these contracts as hedge transactions. Accordingly, the mark-to-market impacts of these contracts are recorded each period to current earnings. At June 30, 2026, the Company was managing $2.3 million notional value of nickel forward contracts. At December 31, 2025, the Company was managing $3.1 million notional value of nickel forward contracts and less than $0.1 million of copper forward contracts.

The Company presents its derivatives at gross fair values in the Condensed Consolidated Balance Sheets and does not maintain derivative contracts which would require financial instrument or collateral balances. The following tables summarize the fair value of the Company’s outstanding derivative contracts included within the Condensed Consolidated Balance Sheets.

	June 30, 2026
	Fair Value (Level 2)
(in thousands)	Notional Amount	Assets	Liabilities	Location on Balance Sheet	Term
Undesignated derivatives:
Interest rate swap	$750,000	$3,998	$—	Prepaid expenses and other current assets and Other assets	Various through 4/3/28
Commodity hedges	2,296	146	—	Prepaid expenses and other current assets	Various through 1/5/27
Interest rate cap	50,033	64	—	Other long-term assets	Various through 9/15/31
Total undesignated derivatives		$4,208	$—

	December 31, 2025
	Fair Value (Level 2)
(in thousands)	Notional Amount	Assets	Liabilities	Location on Balance Sheet	Term
Undesignated derivatives:
Interest rate swap	$750,000	$—	$3,341	Other current liabilities and long-term liabilities	Various through 4/3/28
Commodity hedges	3,177	281	14	Prepaid expenses and other current assets and Other current liabilities	Various through 1/5/27
Interest rate cap	55,091	38	—	Other long-term assets	Various through 9/15/31
Total undesignated derivatives		$319	$3,355
The following table presents the combined cash and non-cash effects of derivative instruments on the Company’s Condensed Consolidated Statements of Comprehensive Income.

(in thousands)		Gain/(Loss) Recognized on Undesignated Derivatives
Undesignated	Location in Statement of	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives	Comprehensive Income	2026	2025	2026	2025
Interest rate swap	Interest expense, net	$3,245	$(1,625)	$7,748	$(6,328)
Commodity hedges	Cost of sales	(52)	17	9	(10)
Interest rate cap	Interest expense, net	1	(58)	26	(138)
		$3,442	$(1,825)	$8,337	$(6,697)
Note 8 - Other Current Liabilities
The following table presents the major components of Other current liabilities.

(in thousands)	June 30, 2026	December 31, 2025
Salaries, wages and other employee benefits	$37,820	$42,814
Product warranties	31,159	30,420
Accrued interest	11,829	14,159
Accrued sales incentives	21,451	27,422
Income taxes	9,059	9,501
Other current liabilities	36,715	29,276
	$148,033	$153,592

Note 9 - Income Taxes
During the three months ended June 30, 2026 and 2025, the Company calculated its effective tax rate to be 21.8% and 23.7%, respectively. During the six months ended June 30, 2026 and 2025, the Company calculated its effective tax rate to be 21.6% and 23.6%, respectively. The decrease in the effective tax rate is primarily due to the impact of deductibility for exercises of stock options.

At the end of each interim period, the Company makes an estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjusts the quarterly rate as necessary.
The Company has approximately $4.9 million and $4.5 million of unrecognized tax benefits as of June 30, 2026 and December 31, 2025, respectively, which, if recognized, would impact the effective tax rate. The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2026 and December 31, 2025, accrued interest and penalties related to the reserve for uncertain tax positions were $1.1 million and $0.9 million, respectively.
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
The following table presents the changes in the carrying amount of the total product warranty liability.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$72,492	$53,890	$69,160	$51,787
Currency translation adjustment	2	154	(128)	226
Accruals charged to earnings	11,106	9,398	22,673	18,587
Payments made during the period	(7,716)	(7,214)	(15,821)	(14,372)
Balance at end of period	$75,884	$56,228	$75,884	$56,228
Product warranty of $31.2 million and $30.4 million is recorded in Other current liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively. Product warranty of $44.7 million and $38.7 million is recorded in Other long-term liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively.

Note 11 - Debt
The following table presents the Company’s debt, other than debt related to securitization activities discussed in Note 4 - Asset Backed Facilities and Note 5 - Securitization Activities.

(in thousands)	June 30, 2026	December 31, 2025
Term Loan due August 2031 (5.66% and 5.98% as of June 30, 2026 and December 31, 2025, respectively)	$1,250,000	$1,365,000
Finance lease obligations	175	236
Gross long-term debt	1,250,175	1,365,236
Less: current portion of finance lease obligations	(97)	(113)
Less: unamortized debt issuance costs on Term Loan	(2,993)	(3,496)
Less: unamortized original issue discount on Term Loan	(5,918)	(6,991)
Long-term debt, net	$1,241,167	$1,354,636
Credit Facility
On August 19, 2024, the Company entered into a credit agreement, by and among Alliance Laundry Holdings LLC ("Alliance Holdings"), Alliance Laundry as the Borrower (“Borrower”), the lenders party thereto and Citibank, as Administrative Agent (the “Credit Agreement”). The Credit Agreement provides for (i) an initial Term Loan facility (the “Term Loan”) in the aggregate principal amount of $2,075.0 million and (ii) initial revolving credit facilities (the “RCF” and, together with the Term Loan, the “Credit Facility”) of $250.0 million principal amount of revolving commitments. See Note 18 - Debt, to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for more information on the Company’s debt and financing arrangements.
During 2025, we finalized amendments to the Credit Agreement that reduced the applicable margins on the Term Loan and the RCF and incorporated opportunities for further margin reductions contingent upon achieving improvements in our leverage ratio and rating agency upgrades. The Company incurred $2.3 million of fees in connection with the 2025 amendments, which were expensed and included in Other expenses/(income), net in the Condensed Consolidated Statements of Comprehensive Income.
In June 2026, Moody’s Ratings upgraded the Company’s credit rating from B2 to B1. As a result, the applicable interest rate on the Company’s Term Loan decreased from SOFR plus a margin of 2.25% to SOFR plus a margin of 2.00% effective June 30, 2026. As of June 30, 2026, the interest rate under the RCF was 5.62%. Additionally, a commitment fee based upon the Company’s leverage ratio is charged on the unused portion of the commitments under the RCF; as of June 30, 2026, the commitment fee was 0.25%.
For the six months ended June 30, 2026, the Company made $115.0 million in voluntary prepayments on the Term Loan. During the year ended December 31, 2025, the Company made total voluntary prepayments on the Term Loan of $710.0 million, consisting of a $525.0 million prepayment on October 17, 2025, funded with net proceeds from the Company's initial public offering and cash on hand, and $185.0 million of other voluntary prepayments made during the year. The repayments were first applied to and eliminated the future required quarterly installment principal repayments.

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
The Credit Agreement contains covenants that are customary for similar credit arrangements, including, among other things, covenants relating to: (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, (iv) notification of certain events, and (v) certain covenants limiting the ability of the Borrower and its subsidiaries to, among other things, sell or transfer assets, consummate fundamental changes, incur or guarantee indebtedness or liens, make investments, or enter into transactions with affiliates. The Company is in compliance with all covenants as of June 30, 2026.
The RCF is available, subject to certain conditions, for general corporate purposes in the ordinary course of business and for other transactions permitted under the Credit Agreement. A portion of the RCF not in excess of $102.2 million is available for the issuance of letters of credit. As of June 30, 2026, the Company had one irrevocable standby letter of credit outstanding, for a total of $4.9 million, issued to support the Company's insurance obligations. There were no letters of credit outstanding as of December 31, 2025. The RCF was not drawn as of June 30, 2026 or December 31, 2025.
Other Debt
As discussed in greater detail in Note 5 - Securitization Activities, the Company had total debt outstanding of $641.0 million and $618.6 million related to its securitization activities as of June 30, 2026 and December 31, 2025, respectively.
Debt Issuance Costs and Original Issue Discount
The following table presents a summary of other disclosure items related to the Company’s debt, which are recorded in interest expense, net line of our Condensed Consolidated Statement of Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Amortization expense - debt issuance costs	$377	$341	$765	$676
Amortization expense - original issue discount	$492	$409	$1,073	$807

Note 12 – Accumulated Other Comprehensive Income/(Loss)
The following tables present the changes in Accumulated other comprehensive income/(loss) by component, net of tax.

	Other Post-Retirement Benefits, Net
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$1,650	$1,842	$1,650	$1,842
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net other comprehensive income	—	—	—	—
Balance at end of period	$1,650	$1,842	$1,650	$1,842

	Foreign Currency Translation, Net
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$42,925	$13,145	$55,528	$(3,594)
Other comprehensive (loss)/income before reclassifications	(1,161)	36,447	(13,764)	53,186
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net other comprehensive (loss)/income	(1,161)	36,447	(13,764)	53,186
Balance at end of period	$41,764	$49,592	$41,764	$49,592

Note 13 - Stock Based Compensation

2015 Stock Option Plan
On September 25, 2025, the Company’s board of directors and stockholders terminated the ALH Holding Inc. 2015 Stock Option Plan (the "2015 Stock Option Plan") and approved the 2025 Omnibus Incentive Compensation Plan (the "2025 Compensation Plan"). No further awards will be granted under the 2015 Stock Option Plan, but existing awards will continue to vest and be exercisable in accordance with the plan terms.
The following table presents a summary of the Company’s stock option activity.

	Share Options	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Term (in years)
Options outstanding as of December 31, 2025	9,114,001	$7.31
Granted	—	—
Exercised	(2,152,564)	6.61
Forfeited	(61,764)	8.61
Options outstanding as of June 30, 2026	6,899,673	$7.52	5.2
Options exercisable as of June 30, 2026	6,192,149	$7.10	5.0
At June 30, 2026, the Company had approximately $2.5 million of total unrecognized compensation cost related to non-vested, time-based stock options granted. That cost is expected to be recognized over a weighted average period of 3.1 years. As of June 30, 2026, the Company had no unrecognized compensation cost related to performance-based stock option grants as all awards vested upon the Company's IPO in 2025.
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

The following table summarizes RSU and PSU activity under the 2025 Compensation Plan for the six months ended June 30, 2026:

	RSUs		PSUs
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2025	395,897	$24.99	—	$—
Granted	332,591	21.36	796,993	20.65
Vested	—	—	—	—
Forfeited	(20,552)	23.97	(8,961)	21.01
Outstanding as of June 30, 2026	707,936	$23.31	788,032	$20.64
As of June 30, 2026, there was $13.7 million of total unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a remaining weighted-average period of 3.24 years. As of June 30, 2026, there was $14.4 million of total unrecognized stock-based compensation expense related to unvested PSUs, which is expected to be recognized over a remaining weighted-average period of 2.36 years.

2025 Employee Stock Purchase Plan
On September 25, 2025, the Company's board of directors and stockholders approved the Alliance Laundry Holdings Inc. 2025 Employee Stock Purchase Plan (the "ESPP"), with the first offering period commencing during the quarter ended June 30, 2026.
The ESPP allows eligible employees of the Company to purchase shares of the Company's common stock during offering periods established by the plan administrator. As permitted under the terms of the ESPP, the plan administrator has established the purchase price per share for each offering period at 85% of the fair market value of the Company's common stock on the purchase date.
The ESPP is considered compensatory. The Company measures compensation cost as the difference between the fair market value of the stock on the purchase date and the purchase price, recognized on a straight-line basis over the respective offering period.
During the three months ended June 30, 2026, the Company issued 9,292 shares of common stock under the ESPP. As of June 30, 2026, there were 3,937,716 shares available for future issuance under the ESPP.
During the three months ended June 30, 2026, the Company recognized less than $0.1 million of stock-based compensation expense related to the ESPP. Compensation expense related to the ESPP is included within Selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income.
See Note 20, Stock Based Compensation, to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, for further information regarding the ESPP and the assumptions used in estimating the fair value of awards granted thereunder.

Note 14 - Earnings Per Share
Basic net income per share of common stock is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed by including the basic weighted-average shares of common stock outstanding adjusted for the effects of all dilutive potential shares of common stock, which include, if dilutive, outstanding stock awards and shares issuable under the Company's ESPP. The computation of diluted earnings per share excludes the effect of the potential exercise of stock-based awards, including Stock Options, when the effect of the potential exercise would be anti-dilutive. The dilutive impact of the stock options is determined by applying the treasury stock method.
Basic and diluted net income per share of common stock were calculated as follows:

(in thousands, except share and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Income available to common stockholders (basic and diluted)	$68,669	$31,034	$125,585	$48,263

Denominator
Weighted-average number of common shares outstanding	198,570,414	125,894,958	198,221,674	125,605,806
Weighted-average number of warrants outstanding	—	44,817,257	—	45,064,867
Basic — weighted average number of shares outstanding	198,570,414	170,712,215	198,221,674	170,670,673

Effect of dilutive securities - time-vested options	2,258,215	4,173,369	2,412,829	4,092,774
Effect of dilutive securities - performance-based options	2,590,629	—	2,711,851	—
Effect of dilutive securities - RSUs, PSUs, and ESPP	135,160	—	73,388	—
Diluted — weighted average number of shares outstanding	203,554,418	174,885,584	203,419,742	174,763,447

Earnings per share
Basic	$0.35	$0.18	$0.63	$0.28
Diluted	$0.34	$0.18	$0.62	$0.28
The following equity awards were excluded from the computation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RSUs	—	—	308,867	—
PSUs	—	—	761,443	—
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
The following table presents the results of operations for the Company’s reportable segments, reconciled to consolidated Income before taxes:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(in thousands)	North America	International	Total	North America	International	Total
Net revenues	$359,258	$117,497	$476,755	$329,095	$118,089	$447,184
Cost of sales(1)	215,388	70,472		202,187	69,904
Other segment items(2)	30,238	13,077		30,106	11,291
Adjusted EBITDA	$113,632	$33,948	$147,580	$96,802	$36,894	$133,696
Reconciling items:
Interest expense, net			(17,809)			(39,376)
Depreciation and amortization			(22,219)			(22,644)
Refinancing and debt related costs			—			2
Foreign exchange gain/(loss) on intercompany loans, net			(7)			(13,789)
Share-based compensation			(3,508)			(768)
Strategic transaction costs			(2,406)			(2,182)
Corporate and other			(13,799)			(14,252)
Income before taxes			$87,832			$40,687

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(in thousands)	North America	International	Total	North America	International	Total
Net revenues	$679,077	$224,565	$903,642	$621,414	$215,343	$836,757
Cost of sales(1)	419,346	135,187		387,455	128,421
Other segment items(2)	59,171	22,872		56,381	21,228
Adjusted EBITDA	$200,560	$66,506	$267,066	$177,578	$65,694	$243,272
Reconciling items:
Interest expense, net			(35,697)			(84,288)
Depreciation and amortization			(44,723)			(45,958)
Refinancing and debt related costs			(5)			(1,054)
Foreign exchange gain/(loss) on intercompany loans, net			6,468			(19,854)
Share-based compensation			(5,403)			(1,771)
Strategic transaction costs			(3,221)			(3,044)
Corporate and other			(24,265)			(24,166)
Income before taxes			$160,220			$63,137
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
Note 16 - Supplier Financing Arrangements
The Company entered into a supplier financing arrangement with a third-party financial institution which allows participating suppliers the ability to request early payment for eligible receivables due from the Company at their sole discretion. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by a supplier's decision to sell amounts under the arrangement. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 120 days. Outstanding payment obligations subject to the Company's supplier finance program at June 30, 2026 and December 31, 2025 were $10.1 million and $8.0 million, respectively, and are included in Accounts payable in the Condensed Consolidated Balance Sheets.
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

Note 18 - Related Parties
The Company has entered into various transactions with related parties. The Company’s Board of Directors has members that are employees of BDT & MSD Partners, LLC ("BDT"), to which the Company incurred $0.1 million in compensation expense for both the three months ended June 30, 2026 and 2025, and $0.2 million for both the six months ended June 30, 2026 and 2025, respectively. These expenses are classified as Selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Comprehensive Income. Entities affiliated with BDT hold a controlling interest in a vendor from which the Company purchases raw materials. The Company made purchases of $2.0 million and $1.6 million from this vendor for the three months ended June 30, 2026 and 2025, respectively, and $4.0 million and $2.9 million from this vendor during the six months ended June 30, 2026 and 2025, respectively, included in inventory and cost of sales. As of June 30, 2026 and December 31, 2025, the Company had amounts due to this vendor of $1.8 million and $1.9 million, respectively, included in Accounts payable - related parties in the Condensed Consolidated Balance Sheets.
Note 19 - Subsequent Events
The Company evaluates events occurring subsequent to the date of the financial statements in determining the accounting for and disclosure of transactions and events that affect the financial statements.
On August 12, 2026, the Company entered into a tenth omnibus amendment to the Asset Backed Equipment Facility to increase the facility limit from a lender committed amount of $530.0 million to $600.0 million. The amendment also provides that, subject to the satisfaction of customary conditions, including approval by the administrative agent and the agreement of one or more committed purchasers to increase their commitments, the Company may request additional increases in the facility limit in an aggregate amount of up to $100.0 million, resulting in a maximum facility limit of $700.0 million.

The amendment extended the Asset Backed Equipment Facility until August 10, 2029.

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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2026 as Compared to the Three Months Ended June 30, 2025
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the quarter ended June 30, 2026 (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Net revenues:
Equipment, service parts and other	$464,206	$434,754	$29,452	6.8%
Equipment financing	12,549	12,430	119	1.0%
Net revenues	476,755	447,184	29,571	6.6%
Costs and expenses:
Cost of sales	277,389	262,710	14,679	5.6%
Cost of sales - related parties	2,135	1,635	500	30.6%
Equipment financing expenses	7,335	8,650	(1,315)	(15.2)%
Gross profit	189,896	174,189	15,707	9.0%

Selling, general, and administrative expenses	84,139	80,264	3,875	4.8%
Selling, general, and administrative expenses - related parties	109	75	34	45.3%
Total operating expenses	84,248	80,339	3,909	4.9%
Operating income	105,648	93,850	11,798	12.6%

Interest expense, net	17,809	39,376	(21,567)	(54.8)%
Other expenses, net	7	13,787	(13,780)	(99.9)%
Income before taxes	87,832	40,687	47,145	115.9%
Provision for income taxes	19,163	9,653	9,510	98.5%
Net income	$68,669	$31,034	$37,635	121.3%
Net revenues
Net revenues for the three months ended June 30, 2026 increased $29.6 million, or 6.6%, to $476.8 million from $447.2 million for the three months ended June 30, 2025. The increase in net revenues reflects a combination of price increases and volume growth, with price contributing approximately half of the increase. Equipment revenue increased $28.8 million, or 7.6%, year over year, primarily driven by volume growth and price increases. Service parts revenue increased $0.3 million, or 0.7%, year over year primarily driven by price increases. Equipment financing revenue increased $0.1 million, or 1.0% year over year driven by an increase in interest income due to growth in the loan base, partially offset by a decrease in variable loan rates tied to the prime rate.
Gross profit
Gross profit for the three months ended June 30, 2026 increased $15.7 million, or 9.0%, to $189.9 million from $174.2 million for the three months ended June 30, 2025. Gross profit as a percentage of net revenues was 39.8% for the three months ended June 30, 2026, as compared to 39.0% for the three months ended June 30, 2025. The increase in gross profit as a percentage of revenue was primarily driven by favorable production volume cost absorption, cost reduction initiatives and $3.8 million of insurance proceeds and tariff refunds, which favorably impacted gross margin in the current period.

Selling, general, and administrative expenses
Selling, general, and administrative expenses for the three months ended June 30, 2026 increased $3.9 million to $84.2 million from $80.3 million for the three months ended June 30, 2025. Selling, general, and administrative expenses as a percentage of net revenues was 17.7% for the three months ended June 30, 2026 as compared to 18.0% for the three months ended June 30, 2025. Included within Selling, general, and administrative expenses is $9.8 million and $11.2 million of non-cash depreciation and amortization related to the fair value step-up of assets recorded under purchase accounting from a prior business combination for the three months ended June 30, 2026 and 2025, respectively. The increase in Selling, general and administrative expenses is primarily due to increased administrative costs related to public company support costs, partially offset by a favorable impact from foreign exchange movements.
Interest expense, net
Interest expense, net for the three months ended June 30, 2026 decreased $21.6 million to $17.8 million from $39.4 million for the three months ended June 30, 2025. The decrease in interest expense was primarily attributable to a lower debt balance resulting from Term Loan voluntary prepayments, as discussed in Note 11 - Debt, and a lower interest rate on the Term Loan following refinancing activities in August 2025. Additionally, the decrease reflects a favorable change in the fair value of our interest rate swaps.
Other expenses, net
Other expenses, net for the three months ended June 30, 2026 was less than $0.1 million, compared to $13.8 million for the three months ended June 30, 2025. The expense in the prior year period was driven by $13.8 million of foreign exchange losses on intercompany loans where the lender or borrower’s functional currency differs from the loan denomination currency. In contrast, the current period included a de minimis foreign exchange loss on intercompany loans.
Provision for income taxes
The effective income tax rate was a 21.8% provision for the three months ended June 30, 2026 as compared to a 23.7% provision for the three months ended June 30, 2025. The decrease is primarily due to the benefit of deductibility for exercises of stock options, partially offset by limitations of deductibility of officer compensation subsequent to the IPO in the prior year period.

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
The following table presents the Company’s segment results for the three months ended June 30, 2026:

	Three Months Ended June 30,
(in thousands, except for percentages)	2026	2025	$ Change	% Change
North America
Net revenues	$359,258	$329,095	$30,163	9.2%
Adjusted EBITDA	$113,632	$96,802	$16,830	17.4%
Adjusted EBITDA Margin	31.6%	29.4%
International
Net revenues	$117,497	$118,089	$(592)	(0.5)%
Adjusted EBITDA	$33,948	$36,894	$(2,946)	(8.0)%
Adjusted EBITDA Margin	28.9%	31.2%
North America
Revenue in North America increased $30.2 million or 9.2% to $359.3 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Equipment revenue increased $28.0 million, or 10.2%, mainly driven by strong demand across all end markets, with particularly strong performance in the Commercial In-Home end market (an increase of 19%). Service parts revenue increased $1.2 million, or 3.7%, primarily driven by price increases offsetting inflationary increases. Other revenues and Equipment financing revenue remained relatively flat year over year.
Adjusted EBITDA increased $16.8 million or 17.4% to $113.6 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and Adjusted EBITDA Margin increased to 31.6% for the three months ended June 30, 2026 compared to 29.4% for the three months ended June 30, 2025. The increase in adjusted EBITDA margin is driven by broad-based growth across all end markets, supported by demand mix shift toward larger-capacity machines in the Vended market. Additionally, the adjusted EBITDA margin was impacted by $3.8 million of insurance proceeds and tariff refunds, which favorably impacted EBITDA margin in the current period.
International
Revenue decreased $0.6 million or 0.5% to $117.5 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Equipment revenue increased $0.7 million, or 0.7%, primarily due to strong performance in Asia (an increase of 9%), partially offset by a decrease in Middle East and Africa (a decrease of 35%), which was adversely impacted by heightened geopolitical tensions. Service parts revenue decreased $0.9 million, or 7.0%.

Adjusted EBITDA decreased $2.9 million or 8.0% to $33.9 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025 and Adjusted EBITDA Margin decreased to 28.9% for the three months ended June 30, 2026 from 31.2% for the three months ended June 30, 2025. This decrease was primarily driven by regional customer and product mix.
Six Months Ended June 30, 2026 as Compared to the Six Months Ended June 30, 2025
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the six months ended June 30, 2026 (in thousands):

	Six Months Ended June 30,
	2026	2025	$ change	% change
Net revenues:
Equipment, service parts and other	$878,912	$812,472	$66,440	8.2%
Equipment financing	24,730	24,285	445	1.8%
Net revenues	903,642	836,757	66,885	8.0%
Costs and expenses:
Cost of sales	536,852	498,256	38,596	7.7%
Cost of sales - related parties	3,805	3,082	723	23.5%
Equipment financing expenses	15,900	16,209	(309)	(1.9)%
Gross profit	347,085	319,210	27,875	8.7%

Selling, general, and administrative expenses	157,467	150,727	6,740	4.5%
Selling, general, and administrative expenses - related parties	164	150	14	9.3%
Total operating expenses	157,631	150,877	6,754	4.5%
Operating income	189,454	168,333	21,121	12.5%

Interest expense, net	35,697	84,288	(48,591)	(57.6)%
Other (income)/expenses, net	(6,463)	20,908	(27,371)	(130.9)%
Income before taxes	160,220	63,137	97,083	153.8%
Provision for income taxes	34,635	14,874	19,761	132.9%
Net income	$125,585	$48,263	$77,322	160.2%
Net revenues
Net revenues for the six months ended June 30, 2026 increased $66.9 million, or 8.0%, to $903.6 million from $836.8 million for the six months ended June 30, 2025. Equipment revenue increased $64.3 million, or 9.1%, versus the prior year, due to volume and modest price increases in North America and modest price increases in International. Service parts revenue increased $2.2 million, or 2.6%, year over year primarily driven by volume growth and modest price increases. Other revenues decreased $0.1 million, or 0.5%. Equipment financing revenue increased $0.4 million, or 1.8% year over year driven by an increase in interest income due to growth of the loan base, partially offset by a decrease in variable loan rates tied to the prime rate.

Gross profit
Gross profit for the six months ended June 30, 2026 increased $27.9 million, or 8.7%, to $347.1 million from $319.2 million for the six months ended June 30, 2025. Gross profit as a percentage of net revenues was 38.4% for the six months ended June 30, 2026 as compared to 38.1% for the six months ended June 30, 2025. The increase in gross profit as a percentage of revenue was primarily driven by favorable production volume cost absorption, cost reduction initiatives and modest price increases.
Selling, general, and administrative expenses
Selling, general, and administrative expenses for the six months ended June 30, 2026 increased $6.8 million to $157.6 million from $150.9 million for the six months ended June 30, 2025. Selling, general, and administrative expenses as a percentage of net revenues was 17.4% for the six months ended June 30, 2026 as compared to 18.0% for the six months ended June 30, 2025. Included within Selling, general, and administrative expenses is $19.5 million and $22.3 million of non-cash depreciation and amortization related to the fair value step-up of assets recorded under purchase accounting from a prior business combination for the six months ended June 30, 2026 and 2025, respectively. The increase in Selling, general and administrative expenses is primarily due to higher selling and promotional expenses driven by higher sales volume and increased administrative costs related to public company support costs, partially offset by a favorable impact from foreign exchange movements.
Interest expense, net
Interest expense, net for the six months ended June 30, 2026 decreased $48.6 million to $35.7 million from $84.3 million for the six months ended June 30, 2025. The decrease in interest expense was primarily attributable to a lower debt balance resulting from Term Loan voluntary prepayments, as discussed in Note 11 - Debt, and a lower interest rate on the Term Loan following refinancing activities in August 2025. Additionally, the decrease reflects a favorable change in the fair value of our interest rate swaps.
Other (income)/expenses, net
Other (income)/expenses, net for the six months ended June 30, 2026 was income of $6.5 million compared to expenses of $20.9 million for the six months ended June 30, 2025. Other expenses, net for the six months ended June 30, 2026 included $6.5 million of foreign exchange gains on intercompany loans, net where the lender or borrower’s functional currency differs from the loan denomination currency. Other expenses, net for the six months ended June 30, 2025 included $19.9 million foreign exchange losses on intercompany loans, net and $1.1 million of debt issuance costs.
Provision for income taxes
The effective income tax rate was 21.6% for the six months ended June 30, 2026 as compared to 23.6% for the six months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2026 was impacted by the benefit of deductibility for exercises of stock options, partially offset by limitations of deductibility of officer compensation.

Segment Results
The following table presents the Company’s segment results for the six months ended June 30, 2026:

	Six Months Ended June 30,
(in thousands, except for percentages)	2026	2025	$ change	% change
North America
Net revenues	$679,077	$621,414	$57,663	9.3%
Adjusted EBITDA	$200,560	$177,578	$22,982	12.9%
Adjusted EBITDA Margin	29.5%	28.6%
International
Net revenues	$224,565	$215,343	$9,222	4.3%
Adjusted EBITDA	$66,506	$65,694	$812	1.2%
Adjusted EBITDA Margin	29.6%	30.5%
North America
Revenue in North America increased $57.7 million or 9.3% to $679.1 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Equipment revenue increased $55.2 million, or 10.7%, mainly driven by strong demand across all end markets, with particularly strong performance in the Commercial In-Home end market (an increase of 21%). Service parts revenue increased $1.3 million, or 2.1%, primarily driven by volume growth and modest price increases. Other revenues and Equipment financing revenue remained relatively flat, having increased $0.6 million, or 3.1%, and $0.5 million, or 2.2%, respectively.
Adjusted EBITDA increased $23.0 million or 12.9% to $200.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 and Adjusted EBITDA Margin increased to 29.5% for the six months ended June 30, 2026 from 28.6% for the six months ended June 30, 2025. This increase was primarily driven by modest price increases and cost reduction initiatives.
International
Revenue increased $9.2 million or 4.3% to $224.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Equipment revenue increased $9.1 million, or 4.8%, primarily due to strong performance in Europe (an increase of 9%). Service parts revenue increased $0.9 million, or 3.9%, primarily driven by volume growth.
Adjusted EBITDA increased $0.8 million or 1.2% to $66.5 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025 and Adjusted EBITDA Margin decreased to 29.6% for the six months ended June 30, 2026 from 30.5% for the six months ended June 30, 2025. This decrease in margin was primarily driven by regional customer and product mix.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash on hand, cash flows generated from operations, and potential borrowings under our revolving credit facilities. We believe that our sources of liquidity will be adequate to meet our anticipated requirements for ongoing operations, capital expenditures, working capital, interest payments, scheduled principal payments, and other debt repayments over the next twelve months while remaining in compliance with the covenants of our debt agreements. We expect that capital expenditures in 2026 will be approximately $60.0 million. We have invested $13.9 million of cash into capital expenditures during the six months ended June 30, 2026.
Cash Flows Information
The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$146,139	$50,697
Net cash used in investing activities	(13,583)	(24,111)
Net cash (used in)/provided by financing activities	(98,158)	25,234
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(663)	1,595
Increase in cash, cash equivalents, and restricted cash	$33,735	$53,415
Operating Activities
Cash provided by operating activities for the six months ended June 30, 2026 of $146.1 million was primarily derived from net income adjusted for non-cash provisions, partially offset by a $19.8 million increase in working capital. The primary contributors to the change in working capital were a $57.6 million increase in accounts and equipment financing receivables held for securitization investors and an increase of $9.9 million in accounts and equipment financing receivables, partially offset by a $40.8 million increase in accounts payable and a decrease of $7.7 million in other assets.
Cash provided by operating activities for the six months ended June 30, 2025 of $50.7 million was primarily derived from net income adjusted for non-cash provisions, partially offset by a $67.4 million increase in working capital. The primary contributors to the change in working capital were a $45.7 million increase in accounts and equipment financing receivables held for securitization investors, a decrease in other liabilities of $15.8 million, a $13.9 million increase in inventory, an increase in accounts receivable and equipment financing receivables of $11.4 million, and an increase of $4.2 million in other assets, partially offset by an increase of $23.5 million in accounts payable.
Investing Activities
Cash used in investing activities of $13.6 million for the six months ended June 30, 2026 was primarily the result of $13.9 million of capital expenditures, $3.2 million related to the acquisitions of distributors in the United States, partially offset by a $3.2 million net inflow related to collections of new equipment financing receivables exceeding originations.
Cash used in investing activities of $24.1 million for the six months ended June 30, 2025 was primarily the result of $16.6 million related to capital expenditures, $3.1 million related to acquisitions of distributors in the United States and a $4.6 million net outflow related to originations of new equipment financing receivables exceeding collections.
Financing Activities
Cash used in financing activities of $98.2 million for the six months ended June 30, 2026 was primarily comprised of $115.0 million in voluntary prepayments on the Term Loan, $8.7 million for taxes paid related to net share settlement of stock options, partially offset by a $22.5 million net increase in asset backed borrowings owed to securitization investors.
Cash provided by financing activities of $25.2 million for the six months ended June 30, 2025, was primarily comprised of $29.5 million net increase in asset backed borrowings owed to securitization investors, partially offset by $2.3 million related to the repurchase of common stock.
Debt
As of June 30, 2026, there was $1,250.0 million outstanding under the Term Loan and $245.1 million of unused capacity on the revolving facility. The Term Loan bears interest of SOFR plus a margin of 2.00%. As of June 30, 2026, the interest rate for the Term Loan is 5.66%.
During the six months ended June 30, 2026, the Company made $115.0 million of voluntary prepayments on the Term Loan. Previously, during 2025, the Company made total voluntary prepayments on the Term Loan of $710.0 million, consisting of a $525.0 million prepayment on October 17, 2025, funded with net proceeds from the Company's initial public offering and cash on hand, and $185.0 million of other voluntary prepayments made during the year. The repayments were first applied to and eliminated the future required quarterly installment principal repayments. As such, the remaining balance of the Term Loan is due at maturity on August 19, 2031, with the exception of any Excess Cash Flow payment required under the Credit Agreement.
Off-Balance Sheet Arrangements
As of June 30, 2026, we did not have any off-balance sheet arrangements, as defined in Regulation S-K promulgated by the SEC.
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
Interest Rate Risk
During 2025, the Company finalized amendments to the Credit Agreement that reduced the applicable margins on the Term Loan and the RCF. In June 2026, Moody's Ratings upgraded the Company's credit rating from B2 to B1, which reduced the applicable margin on the Term Loan from 2.25% to 2.00% effective June 30, 2026.
Borrowings outstanding under the Term Loan totaled $1,250.0 million at June 30, 2026. Borrowings under the Term Loan bear interest, at the option of the applicable Borrower, at a rate equal to an applicable margin plus (a) the applicable base rate or (b) Term SOFR (both rates as determined in accordance with the Credit Agreement). As of June 30, 2026, the applicable margins for the Term Loan were 1.00% with respect to adjusted base rate loans and 2.00% with respect to Term SOFR loans. An assumed 10% increase/decrease in the SOFR interest rate in effect at June 30, 2026 would increase/decrease annual interest expense by $1.8 million on the non-hedged portion of the borrowing.
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
Regarding transactional foreign exchange risk, the Company from time to time enters into certain forward exchange contracts to reduce the variability of the earnings and cash flow impacts of foreign denominated receivables and payables. The Company does not designate these contracts as hedge transactions. Accordingly, the mark-to-market impact of these contracts is recorded each period to current earnings. At June 30, 2026 and December 31, 2025, the Company had no outstanding foreign currency contracts.

The Company’s primary translation exchange risk exposures at June 30, 2026 were the euro, Czech koruna, and Thai baht. Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at period end. The resulting translation adjustments are recorded in accumulated other comprehensive (loss)/income as foreign currency translation adjustments.
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
From time to time, the Company enters into contracts with its vendors to lock in commodity prices for various periods to limit its near-term exposure to fluctuations in raw material and component prices. In addition, the Company enters into commodity forward contracts, for commodities such as nickel, copper and aluminum, to reduce the variability on its earnings and cash flows of purchasing raw materials containing such commodities. The Company does not designate these contracts as hedge transactions. Accordingly, the mark-to-market impacts of these contracts are recorded each period to current earnings. At June 30, 2026, the Company was managing $2.3 million notional value of nickel forward contracts.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2026.
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
We periodically reexamine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on our business, prospects, financial condition, liquidity, results of operations, cash flows or capital levels for the proceedings and claims described in the notes to our consolidated financial statements could change in the future.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, no director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408(a) of Regulation S-K.
Amendment to the Asset Backed Equipment Facility
On August 12, 2026, the Company entered into a tenth omnibus amendment (the "Amendment") to the Omnibus Amendment and Assignment, Assumption and Resignation Agreement, dated June 8, 2018, by and among Alliance Laundry Equipment Receivables Trust 2015-A, Alliance Laundry Systems LLC, Alliance Laundry Equipment Receivables 2015 LLC, The Bank of New York Mellon, as Indenture Trustee, PNC Bank, National Association, as successor Administrative Agent, and each Note Purchaser and Funding Agent thereto (the "Asset Backed Equipment Facility") to increase the facility limit from a lender committed amount of $530.0 million to $600.0 million. The Amendment also provides that, subject to the satisfaction of customary conditions, including approval by the Administrative Agent and the agreement of one or more committed purchasers to increase their commitments, the Company may request additional increases in the facility limit in an aggregate amount of up to $100.0 million, resulting in a maximum facility limit of $700.0 million.

The amendment extended the Asset Backed Equipment Facility until August 10, 2029.
The foregoing summary of the terms of the Amendment does not purport to be a complete description and is subject to, and qualified in its entirety by, the full text of the Amendment, which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

Item 6.    Exhibits.
(a) Exhibit Index
Exhibit Index

Exhibit Number	Exhibit Description

10.1+
Tenth Omnibus Amendment, dated August 12, 2026, by and among Alliance Laundry Systems LLC, Alliance Laundry Equipment Receivables 2015 LLC, Alliance Laundry Equipment Receivables Trust 2015-A, The Bank of New York Mellon, as Indenture Trustee, PNC Bank, National Association as successor Administrative Agent and each Note Purchaser and Funding Agent party thereto.

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

Alliance Laundry Holdings Inc.

Date: August 13, 2026	By:	/s/ Dean Nolden
Dean Nolden
Chief Financial Officer
(Principal Financial Officer)

Date: August 13, 2026	By:	/s/ Brian Sikora
Brian Sikora
Chief Accounting Officer
(Principal Accounting Officer)