Form 10-Q
period 2026-09-30
Alliance Laundry Holdings Inc.
filed 2026-11-10
CIK 1317685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐ No ☒
As of November 5, 2026, there were 196,450,076 of the registrant's shares of common stock, par value $0.01 per share, outstanding.

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

Part I - Financial Information
Item 1. Financial Statements
ALLIANCE LAUNDRY HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	(unaudited)
	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$133,650	$123,102
Restricted cash	1,682	3,602
Restricted cash - for securitization investors	27,882	22,999
Accounts receivable, net	112,099	113,651
Inventories, net	144,005	146,039
Inventories, net - related parties	987	821
Accounts receivable, net - restricted for securitization investors	170,088	141,973
Equipment financing receivables, net	1,660	2,822
Equipment financing receivables, net - restricted for securitization investors	100,540	92,011
Prepaid expenses and other current assets	35,415	28,862
Total current assets	728,008	675,882

Equipment financing receivables, net	2,466	4,913
Property, plant, and equipment, net	256,446	265,250
Operating lease right-of-use assets	21,377	20,741
Equipment financing receivables, net - restricted for securitization investors	511,763	470,408
Deferred income tax asset, net	3,218	3,169
Debt issuance costs, net	3,450	3,461
Goodwill	681,652	684,230
Intangible assets, net	717,991	754,737
Other long-term assets	4,490	3,097
Total assets	$2,930,861	$2,885,888

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$86	$113
Accounts payable	170,495	128,662
Accounts payable - related parties	1,891	1,852
Asset backed borrowings - owed to securitization investors	204,206	194,180
Current operating lease liabilities	6,307	5,927
Other current liabilities	158,110	153,592
Total current liabilities	541,095	484,326

Long-term debt, net	1,196,820	1,354,636
Asset backed borrowings - owed to securitization investors	461,508	424,406
Deferred income tax liability	171,325	169,355
Long-term operating lease liabilities	16,221	15,745
Other long-term liabilities	53,111	45,302
Total liabilities	2,440,080	2,493,770

Commitments and contingencies (See Note 19)
Stockholders' equity:
Redeemable preferred stock, $0.01 par value, 100,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 196,263,056 and 197,532,147 issued, respectively, and 196,263,056 and 197,532,147 outstanding, respectively	1,962	1,975
Additional paid-in capital	436,206	509,369
Retained earnings/(accumulated deficit)	14,315	(176,404)
Accumulated other comprehensive income	38,298	57,178
Total stockholders' equity	490,781	392,118
Total liabilities and stockholders’ equity	$2,930,861	$2,885,888
The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues:
Equipment, service parts and other	$447,882	$424,993	$1,326,794	$1,237,465
Equipment financing	13,038	12,613	37,768	36,898
Net revenues	460,920	437,606	1,364,562	1,274,363
Costs and expenses:
Cost of sales	269,295	265,844	806,147	764,100
Cost of sales - related parties	2,050	1,950	5,855	5,032
Equipment financing expenses	7,998	7,859	23,898	24,068
Gross profit	181,577	161,953	528,662	481,163

Selling, general, and administrative expenses	81,748	76,386	239,215	227,113
Selling, general, and administrative expenses - related parties	54	75	218	225
Total operating expenses	81,802	76,461	239,433	227,338
Operating income	99,775	85,492	289,229	253,825

Interest expense, net	16,565	36,952	52,262	121,240
Other (income)/expenses, net	(2,705)	5,606	(9,168)	26,514
Income before taxes	85,915	42,934	246,135	106,071
Provision for income taxes	20,781	10,038	55,416	24,912
Net income	$65,134	$32,896	$190,719	$81,159

Comprehensive income:
Net income	$65,134	$32,896	$190,719	$81,159
Foreign currency translation adjustment	(5,116)	5,969	(18,880)	59,155
Comprehensive income	$60,018	$38,865	$171,839	$140,314

Net income per share attributable to common stockholders
Basic	$0.33	$0.19	$0.96	$0.47
Diluted	$0.32	$0.19	$0.94	$0.46

Weighted average number of common shares outstanding
Basic	197,236	171,423	197,890	171,554
Diluted	201,947	174,950	202,925	175,458
The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$190,719	$81,159
Adjustments to reconcile Net income to net cash provided by operating activities:
Depreciation and amortization	66,928	69,344
Amortization and extinguishment of debt issuance costs	1,667	2,498
Amortization of original issue discount	1,528	2,858
Non-cash interest (income) expense	(10,603)	9,761
Non-cash loss on commodity contracts, net	398	(9)
Non-cash foreign exchange (gain)/loss, net	(9,173)	23,035
Non-cash stock-based compensation	7,580	2,562
(Gain)/loss on sale of property, plant, and equipment	(242)	656
Provision for credit losses	3,234	2,917
Deferred income taxes	2,720	(4,144)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts and equipment financing receivables, net	(1,673)	(3,807)
Accounts receivable - restricted for securitization investors	(28,295)	(34,391)
Inventories, net	3,693	(15,069)
Inventories, net - related party	(166)	166
Equipment financing receivables, net - restricted for securitization investors	(57,863)	(21,783)
Other assets	9,281	(3,153)
Accounts payable	39,552	9,677
Accounts payable - related parties	39	370
Other liabilities	10,878	(5,857)
Net cash provided by operating activities	230,202	116,790

Cash flows from investing activities:
Capital expenditures	(23,780)	(29,789)
Acquisition of businesses, net of cash acquired	(3,758)	(13,614)
Proceeds on disposition of assets	548	343
Originations of equipment financing receivables, net - restricted for securitization investors	(53,501)	(66,924)
Collections of equipment financing receivables, net - restricted for securitization investors	58,545	55,674
Net cash used in investing activities	(21,946)	(54,310)

Cash flows from financing activities:
Payments on long-term borrowings	(160,000)	(135,000)
Cash paid for debt establishment and amendment fees	(924)	(1,877)
Increase in asset backed borrowings owed to securitization investors	175,464	164,311
Decrease in asset backed borrowings owed to securitization investors	(128,338)	(117,086)
Repurchase of common stock	(75,000)	(6,205)
Taxes paid related to net share settlement of stock options	(8,795)	(1,937)
Net proceeds from stock options exercised	3,162	5,672
Proceeds from common stock issuance under employee purchase plan	209	500
Net cash used in financing activities	(194,222)	(91,622)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(523)	921

Increase/(Decrease) in cash, cash equivalents, and restricted cash	13,511	(28,221)
Cash, cash equivalents, and restricted cash at beginning of period	149,703	188,042
Cash, cash equivalents, and restricted cash at end of period	$163,214	$159,821

Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets:
Cash and cash equivalents	$133,650	$136,168
Restricted cash	1,682	3,601
Restricted cash - for securitization investors	27,882	20,052
Total cash, cash equivalents, and restricted cash shown in the Statement of Cash Flows	$163,214	$159,821

Supplemental disclosure of cash flow information:
Cash paid for interest	$59,910	$107,974
Cash paid for interest - to securitized investors	$22,892	$23,706
Cash paid for income taxes	$52,935	$38,872

Supplemental disclosure of investing and financing non-cash activities:
Capital expenditures included in accounts payable	$6,715	$2,662
The accompanying notes are an integral part of the financial statements.

ALLIANCE LAUNDRY HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
(unaudited)
(in thousands)

	For the three months ended September 30, 2026
	Common Stock	Additional Paid-in Capital	Treasury Stock	(Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity/(Deficit)
Balances at June 30, 2026	$1,988	$508,032	$—	$(50,819)	$43,414	$502,615
Net income	—	—	—	65,134	—	65,134
Foreign currency translation adjustment	—	—	—	—	(5,116)	(5,116)
Exercise of stock options and taxes paid for net share settlement	7	(118)	—	—	—	(111)
Exercise of stock options	—	298	—	—	—	298
Repurchase and cancellation of common stock, including excise taxes	(33)	(75,260)	—	—	—	(75,293)
Stock-based compensation	—	3,254	—	—	—	3,254
Balances at September 30, 2026	$1,962	$436,206	$—	$14,315	$38,298	$490,781

	For the nine months ended September 30, 2026
	Common Stock	Additional Paid-in Capital	Treasury Stock	(Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity/(Deficit)
Balances at December 31, 2025	$1,975	$509,369	$—	$(176,404)	$57,178	$392,118
Net income	—	—	—	190,719	—	190,719
Foreign currency translation adjustment	—	—	—	—	(18,880)	(18,880)
Exercise of stock options and taxes paid for net share settlement	15	(8,810)	—	—	—	(8,795)
Exercise of stock options	5	3,157	—	—	—	3,162
Repurchase and cancellation of common stock, including excise taxes	(33)	(75,260)	—	—	—	(75,293)
Stock-based compensation	—	7,541	—	—	—	7,541
Issuance of common stock under employee plans	—	209	—	—	—	209
Balances at September 30, 2026	$1,962	$436,206	$—	$14,315	$38,298	$490,781

	For the three months ended September 30, 2025
	Common Stock	Additional Paid-in Capital	Treasury Stock	(Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity/(Deficit)
Balances at June 30, 2025	$2,352	$191,181	$(501,252)	$79,790	$51,434	$(176,495)
Net income	—	—	—	32,896	—	32,896
Foreign currency translation adjustment	—	—	—	—	5,969	5,969
Exercise of stock options and taxes paid for net share settlement	14	(1,881)	—	—	—	(1,867)
Exercise of stock options	10	5,637	—	—	—	5,647
Repurchase of common stock	—	—	(3,863)	—	—	(3,863)
Issuance of common stock	—	500	—	—	—	500
Stock-based compensation	—	791	—	—	—	791
Retirement of treasury stock	(648)	(196,228)	505,115	(308,239)	—	—
Balances at September 30, 2025	$1,728	$—	$—	$(195,553)	$57,403	$(136,422)

	For the nine months ended September 30, 2025
	Common Stock	Additional Paid-in Capital	Treasury Stock	(Accumulated Deficit) / Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Total Stockholders' Equity/(Deficit)
Balances at December 31, 2024	$1,896	$189,911	$(498,910)	$31,527	$(1,752)	$(277,328)
Net income	—	—	—	81,159	—	81,159
Foreign currency translation adjustment	—	—	—	—	59,155	59,155
Exercise of warrants	453	(453)	—	—	—	—
Exercise of stock options and taxes paid for net share settlement	17	(1,954)	—	—	—	(1,937)
Exercise of stock options	10	5,662	—	—	—	5,672
Repurchase of common stock	—	—	(6,205)	—	—	(6,205)
Issuance of common stock	—	500	—	—	—	500
Stock-based compensation	—	2,562	—	—	—	2,562
Retirement of treasury stock	(648)	(196,228)	505,115	(308,239)	—	—
Balances at September 30, 2025	$1,728	$—	$—	$(195,553)	$57,403	$(136,422)

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
New Accounting Pronouncements to be Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Reporting Comprehensive Income—Expense Disaggregation Disclosures, which enhances certain disclosure requirements related to expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general, and administrative expenses, and research and development). This guidance is effective for the Company for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. This ASU will only affect our disclosures and will not change the expense captions the Company presents on its Consolidated Statements of Comprehensive Income. The Company is currently evaluating the impact the new standard will have on its disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which is intended to increase the operability of the recognition guidance considering different methods of software development. The amendments remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40, and instead specify an entity is required to start capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). The amendments will be effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is evaluating the impact the new standard will have on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting: Narrow-Scope Improvements, which improves clarity for interim financial reporting requirements under the existing guidance by creating a comprehensive list of interim disclosure requirements, clarifying scope and applicability, along with adding a principle to disclose all material events that have occurred since the most recently filed Form 10-K. The amendments will be effective for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact the new standard will have on its consolidated financial statements and related disclosures.
Note 2 – Net Revenues
Net revenues by reportable segment and major type of good or service were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
North America
Equipment	$296,550	$275,738	$867,414	$791,371
Service parts	35,402	33,089	99,388	95,755
Equipment financing	13,013	12,545	37,634	36,638
Other	10,625	9,370	30,231	28,392
Total North America Net revenues	$355,590	$330,742	$1,034,667	$952,156

International
Equipment	$92,068	$93,533	$290,188	$282,542
Service parts	12,106	11,624	36,262	34,883
Equipment financing	25	68	134	260
Other	1,131	1,639	3,311	4,522
Total International Net revenues	$105,330	$106,864	$329,895	$322,207

Total Net revenues	$460,920	$437,606	$1,364,562	$1,274,363
Equipment and service parts
The Company offers a full line of stand-alone laundry washers and dryers and related service parts. These products range from small residential washers and dryers to large commercial laundry equipment. Revenue from equipment and service part sales is recognized when the Company satisfies a performance obligation by transferring control of a product to a customer. Transfer of control generally takes place upon shipment to the customer. Revenue is measured based on the consideration that the Company expects to be entitled to in exchange for the products transferred. Sales are generally made with 30 – 120 day terms. The resulting receivables are recorded on the Condensed Consolidated Balance Sheets under Accounts receivable, net and Accounts receivable, net - restricted for securitization investors for those receivables that are sold to a securitization entity.
Sales incentive programs such as cash discounts, customer promotional allowances, and volume rebates are used to promote the sale of equipment and other products. The Company estimates its variable consideration related to sales incentive programs using the most likely amount. Revenues are recorded net of sales incentive allowances, and are based on factors specific to each customer’s program such as expected sales volume and rebate percentages. The Company maintains an accrual at the end of each period for the unpaid amount the customer is expected to earn related to such programs. As of September 30, 2026 and December 31, 2025, the related accrual balances were $27.6 million and $27.4 million, respectively. The accruals are recorded in Other current liabilities in the Condensed Consolidated Balance Sheets.

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
The Company sells an extended warranty to its customers that is a separate performance obligation as the Company stands by ready to perform additional warranty work not covered by the standard warranty. The Company defers the extended warranty revenue until the period covered by the extended warranty begins, and then recognizes extended warranty revenue ratably over the coverage period. The extended warranty contract liability was $1.4 million at September 30, 2026 and $1.4 million at December 31, 2025.
The Company collects and remits taxes assessed by different governmental authorities that are both imposed on and concurrent with revenue producing transactions between the Company and its customers. The Company excludes these taxes from Net revenues.
Equipment financing
The Company offers an equipment financing program to end-customers who are primarily laundromat owners in order to finance their purchase of new equipment. Typical terms for equipment financing receivables range from three to twelve years. Interest income on finance receivables is recorded as earned over the life of the loan. See Note 6 - Securitization Activities for further discussion regarding asset-backed financing.
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

Note 3 - Acquisitions
There were no material acquisitions during the nine months ended September 30, 2026.

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

The following table summarizes the aggregate purchase price allocation of the estimated fair value of assets acquired and liabilities assumed as of the acquisition date.

Nine Months Ended September 30,
(in thousands)	2025
Total purchase price	$11,447

Allocation of purchase price:
Assets acquired:
Accounts receivables	$28
Inventories, net	503
Property, plant, and equipment, net	140
Intangible assets - customer relationships	3,000
Total assets acquired	$3,671

Total liabilities assumed	$404
Total net assets acquired	$3,267
Goodwill	$8,180
Total purchase price allocation	$11,447
Goodwill and intangible assets related to acquisitions are included in the North America reportable segment and are deductible for tax purposes over a 15 year period. The customer relationship intangible assets acquired in 2025 were assigned a useful life of six years. Goodwill recognized in connection with this acquisition reflects the strategic and synergistic benefits expected to be realized.
Note 4 - Other (Income)/Expenses, net
The following table presents a summary of Other (income)/expenses, net, as shown in the Condensed Consolidated Statements of Comprehensive Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Foreign exchange (gains)/losses on intercompany loans, net	$(2,705)	$3,181	$(9,173)	$23,035
Debt issuance cost write-offs and amendment expenses	—	2,425	5	3,479
Other (income)/expenses, net	$(2,705)	$5,606	$(9,168)	$26,514
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
On August 12, 2026, the Company entered into a tenth omnibus amendment to the Asset Backed Equipment Facility to increase the facility limit from a lender committed amount of $530.0 million to $600.0 million, with an additional uncommitted increase of $100.0 million, resulting in a maximum facility limit of $700.0 million. The amendment extended the Asset Backed Equipment Facility until August 10, 2029. As a result, the Company incurred $0.9 million of fees which were capitalized and included in Debt issuance costs, net in the Condensed Consolidated Balance Sheets. These costs are being amortized over the three-year life of the facility, which approximates the effective interest method.
The trust finances the acquisition of equipment financing receivables through borrowings under the Asset Backed Equipment Facility in the form of funding notes which are limited to an advance rate of approximately 89%. Under the Asset Backed Equipment Facility, interest payments on the variable funding notes are paid monthly at an interest rate equal to the daily simple SOFR ("Secured Overnight Financing Rate") rate plus a margin of 120 basis points, which was equivalent to 5.1% at September 30, 2026. If an event of default occurs, the otherwise applicable interest rate for the Asset Backed Equipment Facility will be increased by an amount equal to 200 basis points per annum. The lenders also earn an unused facility fee of 0.35% of the unfunded portion of each lender's commitment amount prior to a rapid amortization event or event of default.

After August 10, 2029, ALERT 2015A will not be permitted to request new borrowings under the Asset Backed Equipment Facility, and the outstanding borrowings will amortize over a period of two and a half years with any remaining balance due at maturity.
The equipment financing receivables typically have interest rates ranging primarily from Prime plus 0.0% to Prime plus 5.50% for variable rate equipment financing receivables and 3.75% to 10.50% for fixed-rate equipment financing receivables. The average interest rate for all equipment financing receivables at September 30, 2026 was 8.43% with terms ranging primarily from three to twelve years years. The weighted-average remaining expected life of equipment financing receivables held by the trust was approximately 3.46 years at September 30, 2026. All equipment financing receivables allow the holder to prepay outstanding principal amounts without penalty.
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
Under the Asset Backed Trade Receivables Facility, interest payments on the variable funding notes are paid monthly at an interest rate equal to the daily 1-month SOFR rate plus a margin of 110 basis points, which was 5.0% as of September 30, 2026. The lender also earns an unused facility fee of 0.35% of the unfunded portion of each lender's commitment amount. The Company consolidates the trust, including the assets and liabilities associated with the sale of accounts and equipment financing receivables, into its Consolidated Financial Statements.
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

(in thousands)	September 30, 2026	December 31, 2025
Cash reserve accounts	$6,250	$5,718
Collection accounts - accounts receivable	2,543	935
Collection accounts - equipment financing receivables	19,089	16,346
Restricted cash - for securitization investors	$27,882	$22,999
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

The following table presents the Company’s residual interests in Accounts Receivable - restricted for securitization investors.

(in thousands)	September 30, 2026	December 31, 2025
Accounts receivable - restricted for securitization investors	$171,651	$143,764
Less: Allowance for accounts receivable credit losses	(1,563)	(1,791)
Accounts receivable, net - restricted for securitization investors	170,088	141,973
Less: Asset backed borrowings - owed to securitization investors	(115,993)	(113,176)
Company's residual interest in securitized accounts receivable	$54,095	$28,797
The following table presents the Company’s residual interests in Equipment financing receivables, net - restricted for securitization investors.

	September 30, 2026		December 31, 2025
(in thousands)	Current	Long-term	Current	Long-term
Equipment financing receivables - restricted for securitization investors	$102,353	$516,226	$93,614	$474,292
Less: Allowance for equipment financing receivables credit losses	(1,813)	(4,463)	(1,603)	(3,884)
Equipment financing receivables, net - restricted for securitization investors	100,540	511,763	92,011	470,408
Less: Asset backed borrowings - owed to securitization investors	(88,213)	(461,508)	(81,004)	(424,406)
Company's residual interest in securitized equipment financing receivables	$12,327	$50,255	$11,007	$46,002
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

The following tables, shown in thousands, present an aging analysis of past due, non-performing and current equipment financing receivables by class and vintage year:

September 30, 2026	2026	2025	2024	2023	2022	Prior	Total
Securitized
Current	$166,471	$162,782	$107,686	$73,418	$40,770	$48,434	$599,561
30-59 Days	1,520	—	—	—	9	—	1,529
60-89 Days	1,455	—	—	—	—	797	2,252
Total past due accruing	2,975	—	—	—	9	797	3,781
Over 89 Days non-performing	—	531	6,165	4,751	1,763	2,027	15,237
Total Securitized	$169,446	$163,313	$113,851	$78,169	$42,542	$51,258	$618,579
Current period gross charge-offs	$—	$180	$976	$336	$36	$672	$2,200

Unsecuritized
Current	$1,309	$58	$852	$12	$775	$942	$3,948
30-59 Days	—	—	—	—	5	45	50
60-89 Days	—	—	—	—	—	31	31
Total past due accruing	—	—	—	—	5	76	81
Over 89 Days non-performing	—	—	—	14	82	183	279
Total Unsecuritized	$1,309	$58	$852	$26	$862	$1,201	$4,308
Current period gross charge-offs	$—	$—	$—	$—	$1	$290	$291

December 31, 2025	2025	2024	2023	2022	2021	Prior	Total
Securitized
Current	$185,415	$136,144	$97,584	$60,113	$31,519	$38,916	$549,691
30-59 Days	—	1,158	1,007	7	156	392	2,720
60-89 Days	—	2,433	313	73	855	—	3,674
Total past due accruing	—	3,591	1,320	80	1,011	392	6,394
Over 89 Days non-performing	737	5,105	2,724	1,286	1,068	901	11,821
Total Securitized	$186,152	$144,840	$101,628	$61,479	$33,598	$40,209	$567,906
Current period gross charge-offs	$—	$13	$220	$77	$577	$442	$1,329

Unsecuritized
Current	$319	$1,104	$55	$1,221	$1,564	$3,285	$7,548
30-59 Days	—	—	—	56	286	—	342
60-89 Days	—	—	—	—	15	15	30
Total past due accruing	—	—	—	56	301	15	372
Over 89 Days non-performing	—	—	—	143	390	197	730
Total Unsecuritized	$319	$1,104	$55	$1,420	$2,255	$3,497	$8,650
Current period gross charge-offs	$—	$—	$—	$227	$58	$170	$455
The Company elected to exclude accrued interest receivable from the amortized cost basis. Accrued interest was $2.5 million and $2.3 million as of September 30, 2026 and December 31, 2025, respectively, which we report in Accounts Receivable in the Condensed Consolidated Balance Sheets.

The following tables present activity in the allowance for losses related to equipment financing receivables held on the Condensed Consolidated Balance Sheets. Refer to Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of our allowance for credit losses.

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
(in thousands)	Unsecuritized Equipment Financing Receivables Portfolio	Securitized Equipment Financing Receivables Portfolio	Unsecuritized Equipment Financing Receivables Portfolio	Securitized Equipment Financing Receivables Portfolio
Beginning period balance	$392	$6,022	$915	$5,487
Current period provisions	(16)	560	(438)	2,936
Actual write-offs	(105)	(308)	(291)	(2,200)
Recoveries	(90)	2	15	53
Impact of foreign exchange rates	1	—	(19)	—
Balance at end of period	$182	$6,276	$182	$6,276

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
(in thousands)	Unsecuritized Equipment Financing Receivables Portfolio	Securitized Equipment Financing Receivables Portfolio	Unsecuritized Equipment Financing Receivables Portfolio	Securitized Equipment Financing Receivables Portfolio
Beginning period balance	$916	$5,692	$892	$4,995
Current period provisions	9	218	(88)	1,861
Actual write-offs	(85)	(163)	(154)	(1,130)
Recoveries	3	16	108	37
Impact of foreign exchange rates	(2)	—	83	—
Balance at end of period	$841	$5,763	$841	$5,763
Other Trust Items
The Company incurred $0.9 million of capitalized debt issuance costs associated with the refinancing of Asset Backed Facilities in 2026 and $1.9 million in 2025. The following table presents the amortization expense related to debt issuance costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Amortization expense	$209	$143	$540	$612
Note 7 - Inventories
The following table summarizes our inventories as of September 30, 2026 and December 31, 2025.

(in thousands)	September 30, 2026	December 31, 2025
Finished goods	$70,820	$63,559
Raw materials	58,328	62,335
Work in process	15,844	20,966
Inventories, net	$144,992	$146,860

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
Interest Rate Risk
Borrowings outstanding under the Term Loan totaled $1,205.0 million at September 30, 2026. Borrowings under the Term Loan bear interest, at the option of Alliance Laundry, at a rate equal to an applicable margin plus (a) the adjusted base rate or (b) the term SOFR (both rates as defined in the Credit Agreement). The applicable margins for the Term Loan are currently 1.00% with respect to adjusted base rate loans and 2.00% with respect to term SOFR loans. An assumed 10% increase/decrease in the SOFR interest rate in effect at September 30, 2026 would increase/decrease annual interest expense by $1.7 million on the non-hedged portion of the borrowing.
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
Regarding transactional foreign exchange risk, the Company from time to time enters into certain forward exchange contracts to reduce the variability of the earnings and cash flow impacts of foreign denominated receivables and payables. The Company does not designate these contracts as hedge transactions. Accordingly, the mark-to-market impact of these contracts is recorded each period to current earnings. At September 30, 2026 and December 31, 2025, the Company had no outstanding foreign currency contracts.
The Company’s primary translation exchange risk exposures at September 30, 2026 were the euro, Czech koruna, and Thai baht. Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at period end. The resulting translation adjustments are recorded in accumulated other comprehensive income/(loss) as foreign currency translation adjustments.
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
From time to time, the Company enters into contracts with its vendors to lock in commodity prices for various periods to limit its near-term exposure to fluctuations in raw material and component prices. In addition, the Company enters into commodity forward contracts, for commodities such as nickel, copper and aluminum, to reduce the variability on its earnings and cash flows of purchasing raw materials containing such commodities. The Company does not designate these contracts as hedge transactions. Accordingly, the mark-to-market impacts of these contracts are recorded each period to current earnings. At September 30, 2026, the Company was managing $1.3 million notional value of nickel forward contracts and $3.5 million of aluminum forward contracts. At December 31, 2025, the Company was managing $3.1 million notional value of nickel forward contracts and less than $0.1 million of copper forward contracts.

The Company presents its derivatives at gross fair values in the Condensed Consolidated Balance Sheets and does not maintain derivative contracts which would require financial instrument or collateral balances. The following tables summarize the fair value of the Company’s outstanding derivative contracts included within the Condensed Consolidated Balance Sheets.

	September 30, 2026
	Fair Value (Level 2)
(in thousands)	Notional Amount	Assets	Liabilities	Location on Balance Sheet	Term
Undesignated derivatives:
Interest rate swap	$750,000	$7,184	$—	Prepaid expenses and other current assets and Other long-term assets	Various through 4/3/28
Commodity hedges	4,859	32	162	Prepaid expenses and other current assets and Other current liabilities and Other long-term liabilities	Various through 12/31/27
Interest rate cap	50,000	114	—	Other long-term assets	Various through 9/15/31
Total undesignated derivatives		$7,330	$162

	December 31, 2025
	Fair Value (Level 2)
(in thousands)	Notional Amount	Assets	Liabilities	Location on Balance Sheet	Term
Undesignated derivatives:
Interest rate swap	$750,000	$—	$3,341	Other current liabilities and long-term liabilities	Various through 4/3/28
Commodity hedges	3,177	281	14	Prepaid expenses and other current assets and Other current liabilities	Various through 1/5/27
Interest rate cap	55,091	38	—	Other long-term assets	Various through 9/15/31
Total undesignated derivatives		$319	$3,355
The following table presents the combined cash and non-cash effects of derivative instruments on the Company’s Condensed Consolidated Statements of Comprehensive Income.

(in thousands)		Gain/(Loss) Recognized on Undesignated Derivatives
Undesignated	Location in Statement of	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives	Comprehensive Income	2026	2025	2026	2025
Interest rate swap	Interest expense, net	$3,420	$762	$11,168	$(5,566)
Commodity hedges	Cost of sales	(172)	16	(163)	6
Interest rate cap	Interest expense, net	50	(11)	76	(149)
		$3,298	$767	$11,081	$(5,709)

Note 9 - Other Current Liabilities
The following table presents the major components of Other current liabilities.

(in thousands)	September 30, 2026	December 31, 2025
Salaries, wages and other employee benefits	$43,875	$42,814
Product warranties	31,121	30,420
Accrued interest	11,844	14,159
Accrued sales incentives	27,647	27,422
Income taxes	7,029	9,501
Other current liabilities	36,594	29,276
	$158,110	$153,592
Note 10 - Income Taxes
During the three months ended September 30, 2026 and 2025, the Company calculated its effective tax rate to be 24.2% and 23.4%, respectively. The increase is primarily due to lower tax benefits from stock option exercises compared to the prior year period.

During the nine months ended September 30, 2026 and 2025, the Company calculated its effective tax rate to be 22.5% and 23.5%, respectively. The decrease in the effective tax rate for the nine month period is primarily due to the impact of deductibility for exercises of stock options.

At the end of each interim period, the Company makes an estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjusts the quarterly rate as necessary.
The Company has approximately $5.3 million and $4.5 million of unrecognized tax benefits as of September 30, 2026 and December 31, 2025, respectively, which, if recognized, would impact the effective tax rate. The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2026 and December 31, 2025, accrued interest and penalties related to the reserve for uncertain tax positions were $1.2 million and $0.9 million, respectively.
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

The following table presents the changes in the carrying amount of the total product warranty liability.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$75,849	$56,228	$69,160	$51,787
Currency translation adjustment	(5)	23	(168)	249
Accruals charged to earnings	10,454	12,924	33,127	31,511
Payments made during the period	(7,936)	(7,439)	(23,757)	(21,811)
Balance at end of period	$78,362	$61,736	$78,362	$61,736
Product warranty of $31.1 million and $30.4 million is recorded in Other current liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively. Product warranty of $47.3 million and $38.7 million is recorded in Other long-term liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively.
Note 12 - Debt
The following table presents the Company’s debt, other than debt related to securitization activities discussed in Note 5 - Asset Backed Facilities and Note 6 - Securitization Activities.

(in thousands)	September 30, 2026	December 31, 2025
Term Loan due August 2031 (5.82% and 5.98% as of September 30, 2026 and December 31, 2025, respectively)	$1,205,000	$1,365,000
Finance lease obligations	133	236
Gross long-term debt	1,205,133	1,365,236
Less: current portion of finance lease obligations	(86)	(113)
Less: unamortized debt issuance costs on Term Loan	(2,764)	(3,496)
Less: unamortized original issue discount on Term Loan	(5,463)	(6,991)
Long-term debt, net	$1,196,820	$1,354,636
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
During 2025, we finalized amendments to the Credit Agreement that reduced the applicable margins on the Term Loan and the RCF and incorporated opportunities for further margin reductions contingent upon achieving improvements in our leverage ratio and rating agency upgrades. The Company incurred $2.3 million of fees in connection with the 2025 amendments, which were expensed and included in Other (income)/expenses, net, in the Condensed Consolidated Statements of Comprehensive Income.
In June 2026, Moody’s Ratings upgraded the Company’s credit rating from B2 to B1. As a result, the applicable interest rate on the Company’s Term Loan decreased from SOFR plus a margin of 2.25% to SOFR plus a margin of 2.00% effective June 30, 2026. As of September 30, 2026, the interest rate under the RCF was 5.74%. Additionally, a commitment fee based upon the Company’s leverage ratio is charged on the unused portion of the commitments under the RCF; as of September 30, 2026, the commitment fee was 0.25%.
For the nine months ended September 30, 2026, the Company made $160.0 million in voluntary prepayments on the Term Loan. During the year ended December 31, 2025, the Company made total voluntary prepayments on the Term Loan of $710.0 million, consisting of a $525.0 million prepayment on October 17, 2025, funded with net proceeds from the Company's initial public offering and cash on hand, and $185.0 million of other voluntary prepayments made during the year. The repayments were first applied to and eliminated the future required quarterly installment principal repayments.
The Credit Agreement requires certain mandatory prepayments, including from asset sales and, beginning with the fiscal year ending December 31, 2025, annual prepayments of the Term Loan with 50% of the Company’s Excess Cash Flow, which steps down to 25% if the Company’s net leverage ratio is below 4.75:1 and to 0% if the net leverage ratio is below 4.50:1. Excess Cash Flow is defined in the Credit Agreement as consolidated Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for the net change in working capital for the fiscal year, less other specified deductions such as debt and debt service payments, and interest and taxes paid in cash. Working capital is defined as current assets excluding cash and cash equivalents less current liabilities excluding current portion of long term debt and various other adjustments. The Company has not been subject to any mandatory prepayments. Outstanding balances are fully prepayable on a voluntary basis, in whole or in part, without premium or penalty. The remaining balance of the Term Loan is due at maturity on August 19, 2031. The RCF matures on August 19, 2029, and it does not require any installment principal repayments or mandatory commitment reductions. Outstanding balances under the RCF are fully prepayable on a voluntary basis, in whole or in part, and commitments may be terminated, in whole or in part, in each case without premium or penalty. Obligations under the Credit Agreement are secured by substantially all assets of the Company.
The Credit Agreement contains covenants that are customary for similar credit arrangements, including, among other things, covenants relating to: (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, (iv) notification of certain events, and (v) certain covenants limiting the ability of the Borrower and its subsidiaries to, among other things, sell or transfer assets, consummate fundamental changes, incur or guarantee indebtedness or liens, make investments, or enter into transactions with affiliates. The Company is in compliance with all covenants as of September 30, 2026.
The RCF is available, subject to certain conditions, for general corporate purposes in the ordinary course of business and for other transactions permitted under the Credit Agreement. A portion of the RCF not in excess of $102.2 million is available for the issuance of letters of credit. As of September 30, 2026, the Company had two irrevocable standby letters of credit outstanding, for a total of $5.0 million, issued to support the Company's insurance and facility lease obligations. There were no letters of credit outstanding as of December 31, 2025. The RCF was not drawn as of September 30, 2026 or December 31, 2025.
Other Debt
As discussed in greater detail in Note 6 - Securitization Activities, the Company had total debt outstanding of $665.7 million and $618.6 million related to its securitization activities as of September 30, 2026 and December 31, 2025, respectively.
Debt Issuance Costs and Original Issue Discount
The following table presents a summary of other disclosure items related to the Company’s debt, which are recorded in interest expense, net line of our Condensed Consolidated Statement of Comprehensive Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Amortization expense - debt issuance costs	$362	$1,210	$1,127	$1,886
Amortization expense - original issue discount	$455	$2,051	$1,528	$2,858
Note 13 – Accumulated Other Comprehensive Income/(Loss)
The following tables present the changes in Accumulated other comprehensive income/(loss) by component, net of tax.

	Other Post-Retirement Benefits, Net
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$1,650	$1,842	$1,650	$1,842
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net other comprehensive income	—	—	—	—
Balance at end of period	$1,650	$1,842	$1,650	$1,842

	Foreign Currency Translation, Net
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$41,764	$49,592	$55,528	$(3,594)
Other comprehensive (loss)/income before reclassifications	(5,116)	5,969	(18,880)	59,155
Net other comprehensive (loss)/income	(5,116)	5,969	(18,880)	59,155
Balance at end of period	$36,648	$55,561	$36,648	$55,561

Note 14 - Stock-Based Compensation

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
The following table presents a summary of the Company’s stock option activity.

	Share Options	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Term (in years)
Options outstanding as of December 31, 2025	9,114,001	$7.31
Granted	—	—
Exercised	(3,258,914)	6.46
Forfeited	(102,063)	9.92
Options outstanding as of September 30, 2026	5,753,024	$7.75	5.1
Options exercisable as of September 30, 2026	5,094,319	$7.31	4.8
At September 30, 2026, the Company had approximately $2.1 million of total unrecognized compensation cost related to non-vested, time-based stock options granted. That cost is expected to be recognized over a weighted average period of 3.0 years. As of September 30, 2026, the Company had no unrecognized compensation cost related to performance-based stock option grants as all awards vested upon the Company's IPO in 2025.
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
Restricted Stock Units
RSUs represent the right to receive one share of the Company’s common stock upon vesting, subject to the terms and conditions of the applicable award agreement. RSUs are generally settled in an equal number of shares of the Company’s common stock at the time of vesting. RSU awards granted to employees and officers generally vest ratably over a four-year period on the anniversary of the grant date, subject to continued service. The fair value of each RSU is equal to the closing price of the Company’s common stock on the date of grant. Compensation expense is recognized on a straight-line basis over the requisite service period and is included within Selling, general, and administrative expense in the Condensed Consolidated Statement of Comprehensive Income. Unvested RSUs are generally forfeited upon termination of service, and the related unrecognized compensation expense is reversed in the period of forfeiture.

Performance Share Units

PSU awards cliff vest at the end of a performance period subject to (i) the Company’s achievement of certain financial performance goals established by the Compensation Committee, including Revenue compound annual growth rate ("CAGR") and Adjusted Free Cash Flow CAGR, and (ii) the recipient’s continued employment through the last day of the performance period. Annual PSU grants are subject to a three-year performance period and certain stub grants are subject to a two-year performance period. The number of shares earned, if any, may range from 0% to 200% of the target award amount depending on the level of performance achieved.
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
The following table summarizes RSU and PSU activity under the 2025 Compensation Plan for the nine months ended September 30, 2026:

	RSUs		PSUs
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2025	395,897	$24.99	—	$—
Granted	346,212	21.44	825,145	20.74
Vested	—	—	—	—
Forfeited	(26,418)	23.19	(21,176)	20.69
Outstanding as of September 30, 2026	715,691	$23.34	803,969	$20.74
As of September 30, 2026, there was $12.5 million of total unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a remaining weighted-average period of 3.10 years. As of September 30, 2026, there was $13.2 million of total unrecognized stock-based compensation expense related to unvested PSUs, which is expected to be recognized over a remaining weighted-average period of 2.16 years.

2025 Employee Stock Purchase Plan
On September 25, 2025, the Company's board of directors and stockholders approved the Alliance Laundry Holdings Inc. 2025 Employee Stock Purchase Plan (the "ESPP").
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

During the three months ended September 30, 2026, no shares of common stock were issued under the ESPP. During the nine months ended September 30, 2026, 9,292 shares of common stock were issued under the ESPP. As of September 30, 2026, there were 3,937,716 shares available for future issuance under the ESPP.
During the three months ended September 30, 2026, the Company recognized less than $0.1 million of stock-based compensation expense related to the ESPP. During the nine months ended September 30, 2026, the Company recognized $0.1 million of stock-based compensation expense related to the ESPP. Compensation expense related to the ESPP is included within Selling, general, and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income.
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

Basic and diluted net income per share of common stock were calculated as follows:

(in thousands, except share and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Income available to common stockholders (basic and diluted)	$65,134	$32,896	$190,719	$81,159

Denominator
Weighted-average number of common shares outstanding	197,236,360	171,423,210	197,889,627	141,675,376
Weighted-average number of warrants outstanding	—	—	—	29,878,171
Basic — weighted average number of shares outstanding	197,236,360	171,423,210	197,889,627	171,553,547

Effect of dilutive securities - time-vested options	2,075,628	3,526,747	2,300,428	3,904,653
Effect of dilutive securities - performance-based options	2,465,772	—	2,629,825	—
Effect of dilutive securities - RSUs, PSUs, and ESPP	169,274	—	105,425	—
Diluted — weighted average number of shares outstanding	201,947,034	174,949,957	202,925,305	175,458,200

Earnings per share
Basic	$0.33	$0.19	$0.96	$0.47
Diluted	$0.32	$0.19	$0.94	$0.46
The following equity awards were excluded from the computation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSUs	13,621	—	210,451	—
PSUs	28,152	—	526,397	—
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
Note 16 - Stockholders' Equity
On August 20, 2026, the Company’s principal stockholder, entities affiliated with BDT & MSD Partners, LLC (“BDT”), completed an underwritten public offering (the “Offering”) of 22,550,000 shares of the Company’s common stock at a public offering price of $23.50 per share. The underwriters exercised in full their option to purchase an additional 3,382,500 shares from the selling stockholder, which closed concurrently with the Offering on August 20, 2026, bringing the total shares sold by the selling stockholder to 25,932,500. The Company did not sell any shares of common stock in the Offering and did not receive any proceeds from it. In connection with the Offering, the Company repurchased 3,298,704 of the shares from the underwriters (the “Share Repurchase”) at a price of $22.74 per share, equal to the price paid by the underwriters to the selling stockholder, for an aggregate purchase price of approximately $75.0 million. The Share Repurchase was funded with cash on hand and closed on August 20, 2026, concurrent with the Offering. The repurchased shares were canceled and returned to the status of authorized but unissued shares, and the excess of the repurchase price over the par value of the canceled shares was recorded as a reduction of Additional paid-in capital. The underwriters received no compensation on the shares repurchased by the Company. The Company recorded excise tax of $0.3 million on the Share Repurchase, which was accrued for in Other current liabilities and recorded as a reduction of Additional paid-in capital. Refer to Note 20 - Related Parties for additional information.
Note 17 - Segment Information
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
The CODM uses Adjusted EBITDA as the primary measure of segment profit and loss to evaluate the Company’s financial performance against expected results and to allocate resources, including capital investment and potential acquisitions. Adjusted EBITDA is a non-GAAP financial measure that is defined as net income excluding interest income/expense, income taxes, depreciation and amortization. Adjusted EBITDA is also adjusted for the discrete items that management excluded in analyzing the segments’ operating performance, such as refinancing and debt related costs, stock-based compensation, strategic transaction costs, foreign exchange on intercompany loans and other non-recurring items which management believes are not indicative of the Company’s ongoing operating performance. Management believes Adjusted EBITDA is the best measure to help users of its financial statements evaluate our operating performance and facilitates more meaningful comparisons with industry peers. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.
Assets are physically maintained primarily in the United States, Czech Republic, and Thailand. Total assets by segment are not presented in the table below as the CODM is not provided total assets by reportable segment as the CODM does not evaluate, manage, or measure performance of segments using total assets.

The following table presents the results of operations for the Company’s reportable segments, reconciled to consolidated Income before taxes:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(in thousands)	North America	International	Total	North America	International	Total
Net revenues	$355,590	$105,330	$460,920	$330,742	$106,864	$437,606
Cost of sales(1)	210,644	67,717		204,781	69,896
Other segment items(2)	29,700	11,008		30,512	11,318
Adjusted EBITDA	$115,246	$26,605	$141,851	$95,449	$25,650	$121,099
Reconciling items:
Interest expense, net			(16,565)			(36,952)
Depreciation and amortization			(22,205)			(23,386)
Refinancing and debt related costs			—			(2,425)
Foreign exchange gain/(loss) on intercompany loans, net			2,705			(3,181)
Stock-based compensation			(2,875)			(791)
Strategic transaction costs			(1,848)			(1,132)
Corporate and other			(15,148)			(10,298)
Income before taxes			$85,915			$42,934

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(in thousands)	North America	International	Total	North America	International	Total
Net revenues	$1,034,667	$329,895	$1,364,562	$952,156	$322,207	$1,274,363
Cost of sales(1)	629,990	202,904		592,236	198,317
Other segment items(2)	88,871	33,880		86,893	32,546
Adjusted EBITDA	$315,806	$93,111	$408,917	$273,027	$91,344	$364,371
Reconciling items:
Interest expense, net			(52,262)			(121,240)
Depreciation and amortization			(66,928)			(69,344)
Refinancing and debt related costs			(5)			(3,479)
Foreign exchange gain/(loss) on intercompany loans, net			9,173			(23,035)
Stock-based compensation			(8,278)			(2,562)
Strategic transaction costs			(5,069)			(4,176)
Corporate and other			(39,413)			(34,464)
Income before taxes			$246,135			$106,071
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
Note 18 - Supplier Financing Arrangements
The Company entered into a supplier financing arrangement with a third-party financial institution which allows participating suppliers the ability to request early payment for eligible receivables due from the Company at their sole discretion. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by a supplier's decision to sell amounts under the arrangement. Payment terms with our suppliers, which we deem to be commercially reasonable, range from 0 to 120 days. Outstanding payment obligations subject to the Company's supplier finance program at September 30, 2026 and December 31, 2025 were $9.3 million and $8.0 million, respectively, and are included in Accounts payable in the Condensed Consolidated Balance Sheets.

Note 19 - Commitments and Contingencies
The Company is subject to various claims and contingencies arising out of the normal course of business, including those relating to governmental investigations and proceedings, commercial transactions, product liability, employee related matters, antitrust, safety, health, taxes, environmental and other matters. Litigation is subject to many uncertainties and the outcome of individual litigated matters is not predictable with assurance. It is possible that some litigation matters for which reserves have not been established could be decided unfavorably to us, and that any such unfavorable decisions could have a material adverse effect on our financial condition, results of operations and cash flows.
Note 20 - Related Parties
The Company has entered into various transactions with related parties. The Company’s Board of Directors has members that are employees BDT, to which the Company incurred $0.1 million in compensation expense for both the three months ended September 30, 2026 and 2025, and $0.2 million for both the nine months ended September 30, 2026 and 2025, respectively. These expenses are classified as Selling, general, and administrative expenses - related parties in the Company's Condensed Consolidated Statements of Comprehensive Income. Entities affiliated with BDT hold a controlling interest in a vendor from which the Company purchases raw materials. The Company made purchases of $2.0 million from this vendor for both the three months ended September 30, 2026 and 2025, included in Cost of sales - related parties and $6.0 million and $4.9 million from this vendor during the nine months ended September 30, 2026 and 2025, respectively, included in Inventories, net - related parties. As of both September 30, 2026 and December 31, 2025, the Company had amounts due to this vendor of $1.9 million, included in Accounts payable - related parties in the Condensed Consolidated Balance Sheets.
On August 20, 2026, the Company repurchased 3,298,704 shares of its common stock from the underwriters of a secondary public offering of shares held by entities affiliated with BDT, the Company’s principal stockholder, at a price of $22.74 per share, equal to the price paid by the underwriters to the selling stockholder, for an aggregate purchase price of approximately $75.0 million (the “Share Repurchase”). The Company did not sell any shares in the offering and received no proceeds. The Share Repurchase was approved on August 14, 2026 by the Audit Committee and the Special Committee of the Company’s Board of Directors. BDT also participated as an underwriter in the offering, and received the same underwriting discount as the other underwriters, which was borne by the selling stockholder. Refer to Note 16 - Stockholders' Equity for additional information.
Note 21 - Subsequent Events
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2026 as Compared to the Three Months Ended September 30, 2025
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the quarter ended September 30, 2026 (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Net revenues:
Equipment, service parts and other	$447,882	$424,993	$22,889	5.4%
Equipment financing	13,038	12,613	425	3.4%
Net revenues	460,920	437,606	23,314	5.3%
Costs and expenses:
Cost of sales	269,295	265,844	3,451	1.3%
Cost of sales - related parties	2,050	1,950	100	5.1%
Equipment financing expenses	7,998	7,859	139	1.8%
Gross profit	181,577	161,953	19,624	12.1%

Selling, general, and administrative expenses	81,748	76,386	5,362	7.0%
Selling, general, and administrative expenses - related parties	54	75	(21)	(28.0)%
Total operating expenses	81,802	76,461	5,341	7.0%
Operating income	99,775	85,492	14,283	16.7%

Interest expense, net	16,565	36,952	(20,387)	(55.2)%
Other (income)/expenses, net	(2,705)	5,606	(8,311)	(148.3)%
Income before taxes	85,915	42,934	42,981	100.1%
Provision for income taxes	20,781	10,038	10,743	107.0%
Net income	$65,134	$32,896	$32,238	98.0%
Net revenues
Net revenues for the three months ended September 30, 2026 increased $23.3 million, or 5.3%, to $460.9 million from $437.6 million for the three months ended September 30, 2025. The increase in net revenues reflects a combination of price increases, volume growth and mix, with price contributing approximately half of the increase. Growth in North America was partially offset by lower International revenue, which was also unfavorably impacted by foreign currency fluctuation of approximately 1%. Equipment revenue increased $19.3 million, or 5.2%, year over year, primarily driven by volume growth and price increases. Service parts revenue increased $2.8 million, or 6.3%, year over year primarily driven by price increases. Equipment financing revenue increased $0.4 million, or 3.4%, year over year, driven by an increase in interest income due to growth in the loan base, partially offset by a decrease in variable loan rates tied to the prime rate.

Gross profit
Gross profit for the three months ended September 30, 2026 increased $19.6 million, or 12.1%, to $181.6 million from $162.0 million for the three months ended September 30, 2025. Gross profit as a percentage of net revenues was 39.4% for the three months ended September 30, 2026, as compared to 37.0% for the three months ended September 30, 2025. The increase in gross profit as a percentage of revenue was primarily driven by favorable production volume cost absorption, cost reduction initiatives, pricing actions already in place and $5.3 million of tariff refunds, which favorably impacted gross margin in the current period. These benefits mitigated ongoing inflationary cost pressures, led by steel and freight. Our local-for-local manufacturing footprint continues to provide a structural advantage, particularly given the current tariff environment.

Selling, general, and administrative expenses
Selling, general, and administrative expenses for the three months ended September 30, 2026 increased $5.3 million to $81.8 million from $76.5 million for the three months ended September 30, 2025. Selling, general, and administrative expenses as a percentage of net revenues was 17.7% for the three months ended September 30, 2026 as compared to 17.5% for the three months ended September 30, 2025. Included within Selling, general, and administrative expenses is $9.7 million and $11.1 million of non-cash depreciation and amortization related to the fair value step-up of assets recorded under purchase accounting from a prior business combination for the three months ended September 30, 2026 and 2025, respectively. The increase in Selling, general, and administrative expenses is primarily due to increased administrative costs related to public company support costs, partially offset by a favorable impact from foreign exchange movements.
Interest expense, net
Interest expense, net for the three months ended September 30, 2026 decreased $20.4 million to $16.6 million from $37.0 million for the three months ended September 30, 2025. The decrease in interest expense was primarily attributable to a lower debt balance resulting from Term Loan voluntary prepayments, as discussed in Note 12 - Debt, and a lower interest rate on the Term Loan following refinancing activities in August 2025 and a reduction in the Term Loan margin from SOFR plus 2.25% to SOFR plus 2.00% effective June 30, 2026, following Moody’s Ratings’ upgrade of the Company’s credit rating from B2 to B1 in June 2026. Additionally, the decrease reflects a favorable change in the fair value of our interest rate swaps resulting in a positive non-cash mark-to-market impact of $3.2 million for the three months ended September 30, 2026, compared to an unfavorable impact of $0.8 million for the three months ended September 30, 2025.

Other (income)/expenses, net
Other (income)/expenses, net for the three months ended September 30, 2026 was income of $2.7 million, compared to expense of $5.6 million for the three months ended September 30, 2025. The expense in the prior year period was driven by $3.2 million of foreign exchange losses on intercompany loans where the lender or borrower’s functional currency differs from the loan denomination currency and $2.4 million of debt issuance costs. In contrast, the current period included a $2.7 million foreign exchange gain on intercompany loans.

Provision for income taxes
The effective income tax rate was 24.2% for the three months ended September 30, 2026 as compared to 23.4% for the three months ended September 30, 2025. The increase is primarily due to lower tax benefits from stock option exercises compared to the prior-year period.
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
Segment Adjusted EBITDA is a performance metric utilized by the Company’s Chief Operating Decision Maker to allocate resources on a segment basis. We define Segment Adjusted EBITDA as, on a segment basis, net income excluding interest income/expense, income taxes, depreciation and amortization. Segment Adjusted EBITDA is also adjusted for the discrete items that management excluded in analyzing the segments’ operating performance, such as refinancing and debt related costs, stock-based compensation, strategic transaction costs, foreign exchange on intercompany loans and other non-recurring items which management believes are not indicative of the Company’s ongoing operating performance. Segment Adjusted EBITDA is a measure of operating performance of our reportable segments and may not be comparable to similar measures reported by other companies. See Note 17 - Segment Information to our interim condensed consolidated financial statements included in this Quarterly Report.
The following table presents the Company’s segment results for the three months ended September 30, 2026:

	Three Months Ended September 30,
(in thousands, except for percentages)	2026	2025	$ Change	% Change
North America
Net revenues	$355,590	$330,742	$24,848	7.5%
Adjusted EBITDA	$115,246	$95,449	$19,797	20.7%
Adjusted EBITDA Margin	32.4%	28.9%
International
Net revenues	$105,330	$106,864	$(1,534)	(1.4)%
Adjusted EBITDA	$26,605	$25,650	$955	3.7%
Adjusted EBITDA Margin	25.3%	24.0%
North America
Net revenues in North America increased $24.8 million, or 7.5%, to $355.6 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Equipment revenue increased $20.8 million, or 7.5%. Growth was led by an increase in the Commercial In-Home end market (an increase of 14%) and a high single-digit increase in On-Premise Laundry, both driven by higher volume, with On-Premise Laundry reflecting steady, replacement-driven demand. Service parts revenue increased $2.3 million, or 7.0%, primarily driven by unit volume and by price increases offsetting inflationary increases. Other revenues increased $1.3 million, or

13.4%. Equipment financing revenue increased $0.5 million, or 3.7%, driven by an increase in interest income due to growth of the loan base.
Adjusted EBITDA increased $19.8 million, or 20.7%, to $115.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and Adjusted EBITDA margin increased to 32.4% for the three months ended September 30, 2026 compared to 28.9% for the three months ended September 30, 2025. The increase in Adjusted EBITDA margin is driven by growth in the Commercial In-Home and On-Premise Laundry end markets. Additionally, Adjusted EBITDA margin was impacted by $5.3 million of tariff refunds, which favorably impacted EBITDA margin in the current period and helped offset significant cost pressures, led by steel and freight. Pricing actions taken late last year also helped offset inflation.
International
Net revenues decreased $1.5 million, or 1.4%, to $105.3 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Equipment revenue decreased $1.5 million, or 1.6%, primarily due to the impact of foreign currency. Additionally, there was a decrease in Asia (a decrease of 12%), driven by the timing of projects following a strong second quarter, partially offset by an increase in Latin America (an increase of 13%). Europe was steady, with continued support from the ongoing replacement and upgrade cycle and vended growth across its end markets. The Middle East & Africa region stabilized in the quarter, supported by the hospitality market and growth in areas not directly affected by the conflict in the Middle East. Service parts revenue increased $0.5 million, or 4.1%.

Adjusted EBITDA increased $1.0 million, or 3.7%, to $26.6 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025 and Adjusted EBITDA Margin increased to 25.3% for the three months ended September 30, 2026 from 24.0% for the three months ended September 30, 2025. This increase was primarily driven by favorable product and end market mix and positive price versus cost, net of inflation and tariffs.

Nine Months Ended September 30, 2026 as Compared to the Nine Months Ended September 30, 2025
Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the nine months ended September 30, 2026 (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Net revenues:
Equipment, service parts and other	$1,326,794	$1,237,465	$89,329	7.2%
Equipment financing	37,768	36,898	870	2.4%
Net revenues	1,364,562	1,274,363	90,199	7.1%
Costs and expenses:
Cost of sales	806,147	764,100	42,047	5.5%
Cost of sales - related parties	5,855	5,032	823	16.4%
Equipment financing expenses	23,898	24,068	(170)	(0.7)%
Gross profit	528,662	481,163	47,499	9.9%

Selling, general, and administrative expenses	239,215	227,113	12,102	5.3%
Selling, general, and administrative expenses - related parties	218	225	(7)	(3.1)%
Total operating expenses	239,433	227,338	12,095	5.3%
Operating income	289,229	253,825	35,404	13.9%

Interest expense, net	52,262	121,240	(68,978)	(56.9)%
Other (income)/expenses, net	(9,168)	26,514	(35,682)	(134.6)%
Income before taxes	246,135	106,071	140,064	132.0%
Provision for income taxes	55,416	24,912	30,504	122.4%
Net income	$190,719	$81,159	$109,560	135.0%
Net revenues
Net revenues for the nine months ended September 30, 2026 increased $90.2 million, or 7.1%, to $1,364.6 million from $1,274.4 million for the nine months ended September 30, 2025. Equipment revenue increased $83.7 million, or 7.8%, versus the prior year, due to volume and modest price increases in North America and modest price increases in International. Service parts revenue increased $5.0 million, or 3.8%, year over year primarily driven by volume growth and modest price increases. Other revenues increased $0.6 million, or 1.9%. Equipment financing revenue increased $0.9 million, or 2.4% year over year driven by an increase in interest income due to growth of the loan base, partially offset by a decrease in variable loan rates tied to the prime rate.
Gross profit
Gross profit for the nine months ended September 30, 2026 increased $47.5 million, or 9.9%, to $528.7 million from $481.2 million for the nine months ended September 30, 2025. Gross profit as a percentage of net revenues was 38.7% for the nine months ended September 30, 2026 as compared to 37.8% for the nine months ended September 30, 2025. The increase in gross profit as a percentage of revenue was primarily driven by favorable production volume cost absorption, cost reduction initiatives, and modest price increases.
Selling, general, and administrative expenses
Selling, general, and administrative expenses for the nine months ended September 30, 2026 increased $12.1 million to $239.4 million from $227.3 million for the nine months ended September 30, 2025. Selling, general, and administrative expenses as a percentage of net revenues was 17.5% for the nine months ended September 30, 2026 as compared to 17.8% for the nine months ended September 30, 2025. Included within Selling, general, and administrative expenses is $29.2 million and $33.3 million of non-cash depreciation and amortization related to the fair value step-up of assets recorded under purchase accounting from a prior business combination for the nine months ended September 30, 2026 and 2025, respectively. The increase in Selling, general, and administrative expenses is primarily due to higher selling and promotional expenses driven by higher sales volume and increased administrative costs related to public company support costs, partially offset by a favorable impact from foreign exchange movements.
Interest expense, net
Interest expense, net for the nine months ended September 30, 2026 decreased $69.0 million to $52.3 million from $121.2 million for the nine months ended September 30, 2025. The decrease in interest expense was primarily attributable to a lower debt balance resulting from Term Loan voluntary prepayments, as discussed in Note 12 - Debt, and a lower interest rate on the Term Loan following refinancing activities in August 2025. Additionally, the decrease reflects a favorable change in the fair value of our interest rate swaps resulting in a positive non-cash mark-to-market impact of $10.6 million for the nine months ended September 30, 2026, compared to an unfavorable impact of $9.8 million for the nine months ended September 30, 2025.
Other (income)/expenses, net
Other (income)/expenses, net for the nine months ended September 30, 2026 was income of $9.2 million compared to expenses of $26.5 million for the nine months ended September 30, 2025. Other income, net for the nine months ended September 30, 2026 included $9.2 million of foreign exchange gains on intercompany loans, net where the lender or borrower’s functional currency differs from the loan denomination currency. Other expenses, net for the nine months ended September 30, 2025 included $23.0 million foreign exchange losses on intercompany loans, net and $3.5 million of debt issuance costs.
Provision for income taxes
The effective income tax rate was 22.5% for the nine months ended September 30, 2026 as compared to 23.5% for the nine months ended September 30, 2025. The effective tax rate for the nine months ended September 30, 2026 was impacted by the benefit of deductibility for exercises of stock options, partially offset by limitations of deductibility of officer compensation.

Segment Results
The following table presents the Company’s segment results for the nine months ended September 30, 2026:

	Nine Months Ended September 30,
(in thousands, except for percentages)	2026	2025	$ Change	% Change
North America
Net revenues	$1,034,667	$952,156	$82,511	8.7%
Adjusted EBITDA	$315,806	$273,027	$42,779	15.7%
Adjusted EBITDA Margin	30.5%	28.7%
International
Net revenues	$329,895	$322,207	$7,688	2.4%
Adjusted EBITDA	$93,111	$91,344	$1,767	1.9%
Adjusted EBITDA Margin	28.2%	28.3%
North America
Net revenues in North America increased $82.5 million, or 8.7%, to $1,034.7 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Equipment revenue increased $76.0 million, or 9.6%, mainly driven by strong demand across all end markets, with particularly strong performance in the Commercial In-Home end market (an increase of 19%). Service parts revenue increased $3.6 million, or 3.8%, primarily driven by volume growth and modest price increases. Other revenues increased $1.8 million, or 6.5%. Equipment financing revenue increased $1.0 million, or 2.7%, driven by an increase in interest income due to growth of the loan base.
Adjusted EBITDA increased $42.8 million, or 15.7%, to $315.8 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 and Adjusted EBITDA Margin increased to 30.5% for the nine months ended September 30, 2026 from 28.7% for the nine months ended September 30, 2025. This increase was primarily driven by modest price increases and cost reduction initiatives.
International
Net revenues increased $7.7 million, or 2.4%, to $329.9 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Equipment revenue increased $7.6 million, or 2.7%, primarily due to strong performance in Europe (an increase of 6%). Service parts revenue increased $1.4 million, or 4.0%, primarily driven by volume growth.
Adjusted EBITDA increased $1.8 million, or 1.9%, to $93.1 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 and Adjusted EBITDA Margin decreased to 28.2% for the nine months ended September 30, 2026 from 28.3% for the nine months ended September 30, 2025. This decrease in margin was primarily driven by regional customer and product mix.

LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash on hand, cash flows generated from operations, and potential borrowings under our revolving credit facilities. We believe that our sources of liquidity will be adequate to meet our anticipated requirements for ongoing operations, capital expenditures, working capital, interest payments, scheduled principal payments, and other debt repayments over the next twelve months while remaining in compliance with the covenants of our debt agreements. We expect that capital expenditures in 2026 will be approximately $60.0 million. We have invested $23.8 million of cash into capital expenditures during the nine months ended September 30, 2026.
Cash Flows Information
The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$230,202	$116,790
Net cash used in investing activities	(21,946)	(54,310)
Net cash used in financing activities	(194,222)	(91,622)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(523)	921
Increase (decrease) in cash, cash equivalents, and restricted cash	$13,511	$(28,221)
Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2026 of $230.2 million was primarily derived from net income adjusted for non-cash provisions, partially offset by a $24.6 million increase in working capital. The primary contributors to the change in working capital were a $86.2 million increase in accounts and equipment financing receivables held for securitization investors and an increase of $1.7 million in accounts and equipment financing receivables, partially offset by a $39.6 million increase in accounts payable, an increase of $10.9 million in other liabilities, and a decrease of $9.3 million in other assets and a decrease of $3.5 million in inventories, net.
Cash provided by operating activities for the nine months ended September 30, 2025 of $116.8 million was primarily derived from net income adjusted for non-cash provisions, partially offset by a $73.8 million increase in working capital. The primary contributors to the change in working capital were a $56.2 million increase in accounts and equipment financing receivables held for securitization investors, a $14.9 million increase in inventory, a decrease in other liabilities of $5.9 million, an increase in accounts receivable and equipment financing receivables of $3.8 million, and an increase of $3.2 million in other assets, partially offset by an increase of $10.0 million in accounts payable.
Investing Activities
Cash used in investing activities of $21.9 million for the nine months ended September 30, 2026 was primarily the result of $23.8 million of capital expenditures, $3.8 million related to the acquisitions of distributors in the United States, partially offset by a $5.0 million net inflow related to collections of equipment financing receivables exceeding originations.
Cash used in investing activities of $54.3 million for the nine months ended September 30, 2025 was primarily the result of $29.8 million related to capital expenditures, $13.6 million related to distributor acquisitions in the United States and a $11.3 million net outflow related to originations of new equipment financing receivables exceeding collections.
Financing Activities
Cash used in financing activities of $194.2 million for the nine months ended September 30, 2026 was primarily comprised of $160.0 million in voluntary prepayments on the Term Loan, $75.0 million for repurchases of common stock, and $8.8 million for taxes paid related to net share settlement of stock options, partially offset by a $47.1 million net increase in asset backed borrowings owed to securitization investors.
Cash used in financing activities of $91.6 million for the nine months ended September 30, 2025, was primarily comprised of $135.0 million in voluntary prepayments on the Term Loan partially offset by $47.2 million net increase in asset backed borrowings owed to securitization investors.
As of September 30, 2026, there was $1,205.0 million outstanding under the Term Loan and $245.0 million of unused capacity on the revolving facility. The Term Loan bears interest of SOFR plus a margin of 2.00%. As of September 30, 2026, the interest rate for the Term Loan is 5.82%. As of September 30, 2026, we had cash and cash equivalents of $133.7 million, which, together with the unused capacity of the revolving facility, represented total liquidity of approximately $378.7 million.
During the nine months ended September 30, 2026, the Company made $160.0 million of voluntary prepayments on the Term Loan. Previously, during 2025, the Company made total voluntary prepayments on the Term Loan of $710.0 million, consisting of a $525.0 million prepayment on October 17, 2025, funded with net proceeds from the Company's initial public offering and cash on hand, and $185.0 million of other voluntary prepayments made during the year. The repayments were first applied to and eliminated the future required quarterly installment principal repayments. As such, the remaining balance of the Term Loan is due at maturity on August 19, 2031, with the exception of any Excess Cash Flow payment required under the Credit Agreement.
During the nine months ended September 30, 2026, the Company repurchased and canceled 3,298,704 shares of its common stock for $75.0 million at a price of $22.74 per share, equal to the price paid by the underwriters to the selling stockholder.
Off-Balance Sheet Arrangements
As of September 30, 2026, we did not have any off-balance sheet arrangements, as defined in Regulation S-K promulgated by the SEC.
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
Borrowings outstanding under the Term Loan totaled $1,205.0 million at September 30, 2026. Borrowings under the Term Loan bear interest, at the option of the applicable Borrower, at a rate equal to an applicable margin plus (a) the applicable base rate or (b) Term SOFR (both rates as determined in accordance with the Credit Agreement). As of September 30, 2026, the applicable margins for the Term Loan were 1.00% with respect to adjusted base rate loans and 2.00% with respect to Term SOFR loans. An assumed 10% increase/decrease in the SOFR interest rate in effect at September 30, 2026 would increase/decrease annual interest expense by $1.7 million on the non-hedged portion of the borrowing.
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
Regarding transactional foreign exchange risk, the Company from time to time enters into certain forward exchange contracts to reduce the variability of the earnings and cash flow impacts of foreign denominated receivables and payables. The Company does not designate these contracts as hedge transactions. Accordingly, the mark-to-market impact of these contracts is recorded each period to current earnings. At September 30, 2026 and December 31, 2025, the Company had no outstanding foreign currency contracts.
The Company’s primary translation exchange risk exposures at September 30, 2026 were the euro, Czech koruna, and Thai baht. Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at period end. The resulting translation adjustments are recorded in accumulated other comprehensive (loss)/income as foreign currency translation adjustments.
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
From time to time, the Company enters into contracts with its vendors to lock in commodity prices for various periods to limit its near-term exposure to fluctuations in raw material and component prices. In addition, the Company enters into commodity forward contracts, for commodities such as nickel, copper and aluminum, to reduce the variability on its earnings and cash flows of purchasing raw materials containing such commodities. The Company does not designate these contracts as hedge transactions. Accordingly, the mark-to-market impacts of these contracts are recorded each period to current earnings. At September 30, 2026, the Company was managing $1.3 million notional value of nickel forward contracts and $3.5 million of aluminum forward contracts.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2026.
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
See Note 19 - Commitments and Contingencies to the condensed consolidated financial statements for further information on the Company's legal proceedings.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent Sales of Unregistered Securities.

None.

(b) Use of Proceeds.

None.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

Common Stock Repurchases
Information regarding purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our Common Stock during the three months ended September 30, 2026 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
July 1-31, 2026	—	—	—	—
August 1-31, 2026	3,298,704	$22.74	—	$—
September 1-30, 2026	—	—	—	—
Total	3,298,704	$22.74	—	$—
On August 14, 2026, the Audit Committee and Special Committee of our Board of Directors authorized the repurchase of up to $75.0 million of our common stock from the underwriters in connection with the secondary public offering by BDT Capital Partners, LLC and its affiliated investment funds, our principal stockholder. In connection with the offering, the Company repurchased 3,298,704 shares of our common stock at a price per share equal to the price paid by the underwriters to our principal stockholder in the offering, for an aggregate purchase price of approximately $75.0 million, and the shares were canceled. We did not receive any proceeds from the offering.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
Rule 10b5-1 Trading Plans
The following table describes any contracts, instructions or written plans for the sale or purchase of our securities adopted, amended or terminated by our directors or executive officers during the three months ended September 30, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan	Aggregate Number of Securities to be Purchased or Sold
Michael Schoeb Chief Executive Officer	9/15/2026	6/16/2027	Covers the sale of up to 2,480,000 shares of common stock
Samantha Hannan Chief Legal & Compliance Officer	8/21/2026	4/30/2027	Covers the sale of up to 135,000 shares of common stock
Brian Sikora Chief Accounting Officer	9/15/2026	6/16/2027	Covers the sale of up to 50,000 shares of common stock
Robert Calver Chief Operating Officer - International	9/14/2026	12/31/2027	Covers the sale of up to 78,562 shares of common stock
During the three months ended September 30, 2026, no other director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined under Item 408(a) of Regulation S-K.

Item 6.    Exhibits.
(a) Exhibit Index
Exhibit Index

Exhibit Number	Exhibit Description

10.1	Tenth Omnibus Amendment, dated August 12, 2026, by and among Alliance Laundry Systems LLC, Alliance Laundry Equipment Receivables 2015 LLC, Alliance Laundry Equipment Receivables Trust 2015-A, The Bank of New York Mellon, as Indenture Trustee, PNC Bank, National Association as successor Administrative Agent and each Note Purchaser and Funding Agent party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2026).

31.1+	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Alliance Laundry Holdings Inc.

Date: November 10, 2026	By:	/s/ Dean Nolden
Dean Nolden
Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2026	By:	/s/ Brian Sikora
Brian Sikora
Chief Accounting Officer
(Principal Accounting Officer)